Form 10-Q
period 1995-03-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1995-05-11
CIK 751468

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number:  0-13227

USAA Real Estate Income Investments I Limited Partnership
(Exact name of registrant as specified in its charter)

California                          74-2325025
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

8000 Robert F. McDermott Fwy., IH 10 West, Suite 600,
San Antonio, Texas                          78230-3884
(Address of principal executive offices)    (Zip Code)

(210) 498-7391
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [X]  Yes  [ ]  No

                                  PART I
                      Item 1.  Financial Statements

Condensed Balance Sheets



                                                       March 31,
                                                          1995              December 31,
                                                      (Unaudited)               1994
Assets
Rental properties, net                               $ 10,671,928            10,420,520
Mortgage loan receivable from affiliate                 5,440,000             5,440,000
Temporary investments, at cost which
   approximates market value:
      USAA Mutual Fund, Inc.                                   --                 9,315
      Money market fund                                   503,386               780,568
                                                          503,386               789,883
Cash                                                        6,438                 5,793
   Cash and cash equivalents                              509,824               795,676

Accounts receivable                                        32,727                35,904
Deferred charges and other assets, at amortized cost      377,977               276,781

                                                     $ 17,032,456            16,968,881


Liabilities and Partners' Equity
Accounts payable, including amounts due to
   affiliates of $43,933 and $35,140                 $    112,771                72,614
Accrued expenses                                           88,957                20,668
Security deposits                                          64,637                68,808
         Total liabilities                                266,365               162,090

Partners' equity
   General Partner:
      Capital contribution                                  1,000                 1,000
      Cumulative net income                                81,585                79,785
      Cumulative distributions                           (170,601)             (168,394)
                                                          (88,016)              (87,609)
   Limited Partners (54,610 units):
      Capital contributions, net of offering costs     25,666,700            25,666,700
      Cumulative net income                             8,076,876             7,898,729
      Cumulative distributions                        (16,889,469)          (16,671,029)
                                                       16,854,107            16,894,400
         Total Partners' equity                        16,766,091            16,806,791

                                                     $ 17,032,456            16,968,881

See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Income
Three months ended March 31, 1995 and 1994
(Unaudited)



                                                          1995                  1994
                                                                               <
Income
Rental income                                        $    315,141               195,056
Interest from mortgage loan (note 1)                      150,723               149,810
Less direct expenses, including depreciation of
   $116,533 and $105,606                                 (194,687)             (210,446)
      Net operating income                                271,177               134,420
Interest income (note 1)                                    8,835                11,405
      Total income                                        280,012               145,825

Expenses
General and administrative (note 1)                        78,321                68,716
Management fee (note 1)                                    21,744                 3,130
      Total expenses                                      100,065                71,846

Net income                                           $    179,947                73,979

Net income per limited partnership unit              $       3.26                  1.34

See accompanying notes to condensed financial statements.

                                     3

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Cash Flows
Three months ended March 31, 1995 and 1994
(Unaudited)

                                                          1995                  1994
Cash flows from operating activities:
   Net income                                        $    179,947                73,979
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                     116,533               105,606
         Amortization                                       1,293                 1,040
         Decrease (increase) in accounts receivable         3,177                  (519)
         Increase in deferred charges and other assets   (102,489)              (16,843)
         Increase in accounts payable, accrued expenses
            and other liabilities                         104,275                12,849
         Loss on early retirement of assets                    --                 2,465

            Cash provided by operating activities         302,736               178,577

Cash flows used in investing activities-
   Additions to rental properties                        (367,941)             (205,498)

Cash flows used in financing activities-
   Distributions to partners                             (220,647)             (220,646)

Net decrease in cash and cash equivalents                (285,852)             (247,567)

Cash and cash equivalents at beginning of period          795,676             1,577,808

Cash and cash equivalents at end of period           $    509,824             1,330,241

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

March 31, 1995
(Unaudited)

1.       Transactions with Affiliates

                                               Quorum
                      USAA         USAA      Real Estate
                     Mutual     Real Estate   Services
                   Fund, Inc.    Company     Corporation
Reimbursement
  of expenses    $        --       31,321        4,142
Management fees           --       21,744       11,864
Lease commissions         --           --        5,834
Mortgage servicing        --        3,400           --
Interest income          (18)    (150,723)          --
    Total        $       (18)     (94,258)      21,840

     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.   Other

     The notes to the financial statements on pages 12 through 15 of the Partnership's 1994 annual report are an integral part of these financial statements. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1995 or any other future period.

     The financial information included in this interim report as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash of $6,438 and temporary investments of $503,386. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of deferred rent which resulted from recognition of income as required by generally accepted accounting principles, and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses.

During the quarter ended March 31, 1995, the Partnership distributed $218,440 to Limited Partners and $2,207 to the General Partner for a total of $220,647. Distributions were decreased in 1994 from amounts paid in prior years in order to maintain a reserve for capital expenditures for leasing and property maintenance. In addition to those expenditure needs, cash flow at the Systech building decreased when the previous single tenant lease expired in August 1993.

A new single tenant lease between the Partnership and Systech Corporation commenced March 1, 1995. The initial lease term is five years with a three year renewal option at prevailing market rental rates. Systech Corporation moved into almost 43,000 square feet of the building in mid February 1995 and will move into the remaining 10,200 square feet of the building by March 1996. The rental rate per square foot is lower than the rental rate for the previous tenant and reflects current rental market conditions in the area surrounding the property. Beginning in 1996, in addition to rent, the tenant will pay property operating expenses which exceed those of 1995, the base year. The majority of the tenant improvements for the Systech Corporation has been paid as of March 31, 1995. The Partnership's commitment for $84,400 for the final tenant improvements on the remaining 10,200 square feet of the building is expected to be paid during the first quarter of 1996 and will be funded from working capital reserves.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties. In addition, repayment of the mortgage loan receivable, including participation income based on gross revenues of Plaza on the Lake, the property underlying the mortgage, is expected in accordance with the terms of the loan agreement.

Continuing losses incurred at Plaza on the Lake are not expected to have a material effect on the financial condition of USAA Real Estate Company, the borrower. The loan agreement also provides for participation in profits from the sale of the underlying assets securing the mortgage loan receivable; however, it is not determinable at this time whether any profits will result from the sale of the underlying assets or whether such a sale will occur.

Results of Operations

For the three-month periods ended March 31, 1995 and 1994, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period of time.

Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The increase in rental properties and depreciation expense from December 31, 1994 to March 31, 1995 was attributable to the addition of tenant improvements at the Systech building. Cash and cash equivalents decreased during the same period due to payment of distributions to Partners and expenditures for tenant improvements and lease commissions at the Systech building. The increase in deferred charges during this period resulted from the payment of lease commissions at the Systech building and additions of deferred rent at Volusia Point and the Systech building.

The increase in accounts payable from December 31, 1994 to March 31, 1995 consisted primarily of the retainage due to the general contractor for improvements at the Systech building. Prepaid rent at the Systech building and property tax accruals at both properties in the Partnership accounted for the increase in accrued expenses during the same time period.

Net income for the three months ended March 31, 1995 was higher than the comparable period in 1994 due to an increase in revenue and a decrease in operating expenses at both partnership properties. Occupancy was higher at Volusia Point in January and February 1995 than in the same months of 1994, generating higher revenue in 1995. Percentage rent at Volusia Point was also higher in the first quarter of 1995 than in the first quarter of 1994. With the March 1, 1995 lease commencement, rental revenue at the Systech building was also higher in the first quarter of 1995 over the same period in 1994.

The majority of the decrease in operating expenses for the three-month period ended March 31, 1995 over the three-month period ended March 31, 1994 was related to repairs and maintenance at Volusia Point and the Systech building and advertising costs associated with re-tenanting efforts for the Systech building.

The increase in administrative expenses for the current three-month period was primarily attributable to the payment of lease commissions at Volusia Point and an increase in Partnership postage charges and the mortgage loan servicing fee. The portfolio management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

                                 PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                       Sequentially
Exhibit                                                  Numbered
  No.              Description                             Page

  4   Restated Certificate and Agreement of Limited
      Partnership dated as of October 18, 1984,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated November 16, 1984, filed
      pursuant to Rule 424(b), and incorporated
      herein by this reference.                             __

 27   Financial Data Schedule                               10

(b) During the quarter ended March 31, 1995, there were no Current Reports on Form 8-K filed.

                                  FORM 10-Q
                                  SIGNATURES

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



May 11, 1995     BY:  /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer


May 11, 1995     BY:  /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance