Form 10-Q
period 1995-06-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1995-08-11
CIK 751468

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

or

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

                                               [X]  Yes  [ ]  No

                           PART I

                       Item 1.  Financial Statements

USAA Real Estate Income Investments I Limited Partnership
Condensed Balance Sheets


                                                       June 30,
                                                         1995       December 31,
                                                     (Unaudited)        1994
Assets
Rental properties, net                            $    10,738,180     10,420,520
Mortgage loan receivable from affiliate                 5,440,000      5,440,000
Temporary investments, at cost which
   approximates market value:
      USAA Mutual Fund, Inc.                                               9,315
      Money market fund                                   302,719        780,568
                                                          302,719        789,883
Cash                                                       25,077          5,793
   Cash and cash equivalents                              327,796        795,676

Accounts receivable                                        31,406         35,904
Deferred charges and other assets, at
   amortized cost                                         379,768        276,781

                                                  $    16,917,150     16,968,881


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $34,994 and $35,140           $        95,304         72,614
Accrued expenses                                           98,346         20,668
Security deposits                                          60,770         68,808
         Total liabilities                                254,420        162,090

Partners' equity
   General Partner:
      Capital contribution                                  1,000          1,000
      Cumulative net income                                82,757         79,785
      Cumulative distributions                           (172,807)      (168,394)
                                                          (89,050)       (87,609)
   Limited Partners (54,610 units):
      Capital contributions, net of
         offering costs                                25,666,700     25,666,700
      Cumulative net income                             8,192,989      7,898,729
      Cumulative distributions                        (17,107,909)   (16,671,029)
                                                       16,751,780     16,894,400
         Total Partners' equity                        16,662,730     16,806,791

                                                  $    16,917,150     16,968,881



See accompanying notes to condensed financial statements.

                             2

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Income
(Unaudited)


                                                     Three Months   Three Months
                                                        Ended          Ended
                                                    June 30, 1995  June 30, 1994
Income
Rental income                                     $       282,468        181,452
Interest from mortgage loan (note 1)                      152,759        152,320
Less direct expenses, including depre-
      ciation of $144,898 and $104,906                   (236,873)      (201,659)
      Net operating income                                198,354        132,113
Interest income (note 1)                                    6,334         12,225
      Total income                                        204,688        144,338

Expenses
General and administrative (note 1)                        68,818         85,597
Management fee (note 1)                                    18,585         14,195
      Total expenses                                       87,403         99,792

Net income                                        $       117,285         44,546

Net income per limited partnership unit           $          2.13           0.81

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                    June 30, 1995  June 30, 1994
Income
Rental income                                     $       597,609        376,508
Interest from mortgage loan (note 1)                      303,482        302,131
Less direct expenses, including depre-
      ciation of $261,431 and $210,512                   (431,560)      (412,104)
      Net operating income                                469,531        266,535
Interest income (note 1)                                   15,169         23,629
      Total income                                        484,700        290,164

Expenses
General and administrative (note 1)                       147,139        154,313
Management fee (note 1)                                    40,329         17,325
      Total expenses                                      187,468        171,638

Net income                                        $       297,232        118,526

Net income per limited partnership unit           $          5.39           2.15


See accompanying notes to condensed financial statements.

                             3

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Cash Flows
Six months ended June 30, 1995 and 1994
(Unaudited)



                                                         1995           1994
Cash flows from operating activities:
   Net income                                     $       297,232        118,526
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                                     261,430        210,512
         Amortization                                      12,249          2,403
         Decrease in accounts receivable                    4,498         69,629
         Increase in deferred charges and                (115,236)      (154,121)
            other assets
         Increase in accounts payable, accrued
            expenses and other liabilities                 92,330         67,841
         Loss on early retirement of assets                                2,465

            Cash provided by operating activities         552,503        317,255

Cash flows used in investing activities-
   Additions to rental properties                        (579,090)      (237,016)

Cash flows used in financing activities-
   Distributions to partners                             (441,293)      (441,293)

Net decrease in cash and cash equivalents                (467,880)      (361,054)

Cash and cash equivalents at beginning of period          795,676      1,577,808

Cash and cash equivalents at end of period        $       327,796      1,216,754


See accompanying notes to condensed financial statements.

                             4

Notes to Condensed Financial Statements
June 30, 1995
(Unaudited)

1. Transactions with Affiliates

  A summary of transactions with affiliates follows for the six months ended June 30, 1995:

                                                      Quorum
                             USAA         USAA     Real Estate
                            Mutual    Real Estate    Services
                          Fund, Inc.    Company    Corporation
Reimbursement
    of expenses (a)     $                  53,068        8,381
Management fees                            40,329       21,263
Lease commissions                                        9,388
Mortgage servicing fees                     6,800
Interest income                  (18)    (303,482)
    Total               $        (18)    (203,285)      39,032

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.  Other

  Reference is made to the financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1995 or any other future period.

  The financial information included in this interim report as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash of $25,077 and temporary investments of $302,719. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles, and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses.

During the quarter ended June 30, 1995, the Partnership distributed $218,440 to Limited Partners and $2,206 to the General Partner for a total of $220,646. Distributions were decreased in 1994 from amounts paid in prior years in order to maintain a reserve for capital expenditures for leasing and property maintenance. In addition to those expenditure needs, cash flow at the Systech building decreased when the previous single tenant lease expired in August 1993.

The new single tenant lease between the Partnership and Systech Corporation commenced March 1, 1995. The initial lease term is five years with a three year renewal option at prevailing market rental rates. Systech Corporation moved into almost 43,000 square feet of the building in mid February 1995 and is scheduled to move into the remaining 10,200 square feet of the building by March 1996. The rental rate per square foot is lower than the rental rate for the previous tenant and reflects current rental market conditions in the area surrounding the property.
Beginning in 1996, in addition to rent, the tenant will pay property operating expenses that exceed those of 1995, the base year. The majority of the tenant improvements for the Systech Corporation has been paid as of June 30, 1995. The Partnership's commitment of $84,400 for the final tenant improvements on the remaining 10,200 square feet of the building is expected to be paid during the first quarter of 1996 and will be funded from working capital reserves.

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

Results of Operations

For the six-month periods ended June 30, 1995 and 1994, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period.

Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The increase in rental properties from December 31, 1994 to June 30, 1995 was attributable to the addition of building and tenant improvements at the Systech building. Cash and cash equivalents decreased during the same period due to payment of distributions to Partners and expenditures for improvements and lease commissions at the Systech building. The increase in deferred charges during this period resulted from the payment of lease commissions at the Systech building and additions of deferred rent at both Partnership properties. Prepaid rent at the Systech building and property tax accruals for both Partnership properties accounted for the increase in accrued expenses from December 31, 1994 to June 30, 1995.

Net income for the three-month and six-month periods ended June 30, 1995 was higher than the comparable periods in 1994 due to increases in revenues, offset to a lesser degree by increases in property operating expenses. The majority of the increase in revenues was attributable to the March 1, 1995 lease commencement of the single tenant lease at the Systech building. Also contributing to the increase in revenue was the receipt of percentage rent at Volusia Point, which was higher in the first half of 1995 than in 1994.

There were several factors that contributed to the overall increase in direct operating expenses of the Partnership. The largest item was the increase in depreciation expense that resulted from the addition of building and tenant improvements at the Systech building. Expenses for building services and utilities also increased as expected upon the commencement of the Systech lease.

Direct expenses at Volusia Point decreased from the three months and six months ended June 30, 1994 to the same periods in 1995, offsetting the increases that resulted from operations at the Systech building. Most of the decreases at Volusia Point were due to lower repairs and maintenance expenditures and expenses related to collection of tenant receivables in 1995.

Legal expenses decreased from the three months and six months ended June 30, 1994 to the same periods in 1995, accounting for most of the decrease in general and administrative expenses. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.
                             8

                             PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit.

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

 27   Financial Data Schedule                               11


(b) During the quarter ended June 30, 1995, there were no Current Reports on Form 8-K filed.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



August 11, 1995     BY:  /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer



August 11, 1995     BY:  /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance