Form 10-Q
period 1995-09-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1995-11-09
CIK 751468

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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



                                                        September 30,
                                                            1995      December 31,
                                                        (Unaudited)       1994
Assets
Rental properties, net                                 $ 10,578,905    10,420,520
Mortgage loan receivable from affiliate                   5,440,000     5,440,000
Temporary investments, at cost which
   approximates market value:
      USAA Mutual Fund, Inc.                                     --         9,315
      Money market fund                                     403,999       780,568
                                                            403,999       789,883
Cash                                                         49,890         5,793
   Cash and cash equivalents                                453,889       795,676

Accounts receivable                                          37,725        35,904
Deferred charges and other assets, at
   amortized cost                                           395,783       276,781

                                                       $ 16,906,302    16,968,881


Liabilities and Partners' Equity
Accounts payable, including amounts due
   to affiliates of $42,455 and $35,140                $     54,192        72,614
Accrued expenses                                            181,263        20,668
Security deposits                                            63,787        68,808
         Total liabilities                                  299,242       162,090

Partners' equity
   General Partner:
      Capital contribution                                    1,000         1,000
      Cumulative net income                                  84,407        79,785
      Cumulative distributions                             (175,014)     (168,394)
                                                            (89,607)      (87,609)
   Limited Partners (54,610 units):
      Capital contributions, net of offering costs       25,666,700    25,666,700
      Cumulative net income                               8,356,316     7,898,729
      Cumulative distributions                          (17,326,349)  (16,671,029)
                                                         16,696,667    16,894,400
         Total Partners' equity                          16,607,060    16,806,791

                                                       $ 16,906,302    16,968,881


See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Income
(Unaudited)

                                                        Three Months  Three Months
                                                           Ended         Ended
                                                        September 30, September 30
                                                            1995          1994
Income
Rental income                                          $    297,617       219,924
Interest from mortgage loan (note 1)                        154,285       152,227
Less direct expenses, including depre-
      ciation of $140,890 and $106,472                     (220,079)     (176,482)
      Net operating income                                  231,823       195,669
Interest income (note 1)                                      5,279        13,019
      Total income                                          237,102       208,688

Expenses
General and administrative (note 1)                          50,875        42,704
Management fee (note 1)                                      21,250        13,673
      Total expenses                                         72,125        56,377

Net income                                             $    164,977       152,311

Net income per limited partnership unit                $       2.99          2.76


                                                        Nine Months   Nine Months
                                                           Ended         Ended
                                                        September 30, September 30
                                                            1995          1994
Income
Rental income                                          $    895,226       596,432
Interest from mortgage loan (note 1)                        457,768       454,358
Less direct expenses, including depre-
      ciation of $402,321 and $316,983                     (651,639)     (588,587)
      Net operating income                                  701,355       462,203
Interest income (note 1)                                     20,448        36,649
      Total income                                          721,803       498,852

Expenses
General and administrative (note 1)                         198,015       197,017
Management fee (note 1)                                      61,579        30,998
      Total expenses                                        259,594       228,015

Net income                                             $    462,209       270,837

Net income per limited partnership unit                $       8.38          4.91


See accompanying notes to condensed financial statements.

                             3

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1995 and 1994
(Unaudited)



                                                            1995          1994
Cash flows from operating activities:
   Net income                                          $    462,209       270,837
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                       402,321       316,983
         Amortization                                        23,237         4,325
         Decrease (increase) in accounts receivable          (1,821)       42,808
         Increase in deferred charges and other assets     (142,239)     (183,370)
         Increase in accounts payable, accrued expenses
            and other liabilities                           137,152        76,614
         Loss on early retirement of assets                      --         2,465

            Cash provided by operating activities           880,859       530,662

Cash flows used in investing activities-
   Additions to rental properties                          (560,706)     (319,415)

Cash flows used in financing activities-
   Distributions to partners                               (661,940)     (661,939)

Net decrease in cash and cash equivalents                  (341,787)     (450,692)

Cash and cash equivalents at beginning of period            795,676     1,577,808

Cash and cash equivalents at end of period             $    453,889     1,127,116




See accompanying notes to condensed financial statements.

                             4

Notes to Condensed Financial Statements
September 30, 1995
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the nine months ended September 30, 1995:

                                                       Quorum
                               USAA        USAA      Real Estate
                              Mutual    Real Estate   Services
                            Fund, Inc.    Company    Corporation
    Reimbursement
        of expenses (a)    $       --       77,788       10,776
    Management fees                --       61,579       32,502
    Lease commissions              --           --       12,757
    Mortgage servicing fees        --       10,200           --
    Interest income               (18)    (457,768)          --
        Total              $      (18)    (308,201)      56,035

(a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.   Other

Reference is made to the financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1995 or any other future period.

The financial information included in this interim report as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash of $49,890 and temporary investments of $403,999. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point and the Systech building. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses.

During the quarter ended September 30, 1995, the Partnership distributed $218,440 to Limited Partners and $2,207 to the General Partner for a total of $220,647. Distributions were decreased in 1994 from amounts paid in prior years in order to maintain a reserve for capital expenditures for leasing and property maintenance. In addition to those expenditure needs, cash flow at the Systech building decreased when the previous single tenant lease expired in August 1993.

The new single tenant lease between the Partnership and Systech Corporation commenced March 1, 1995. The initial lease term is five years with a three year renewal option at prevailing market rental rates. Systech Corporation moved into almost 43,000 square feet of the building in mid February 1995 and is scheduled to move into the remaining 10,200 square feet of the building by March 1996. The rental rate per square foot is lower than the rental rate for the previous tenant and reflects current rental market conditions in the area surrounding the property.
Beginning in 1996, in addition to rent, the tenant will pay property operating expenses that exceed those of 1995, the base year. The majority of the tenant improvements for the Systech Corporation were paid in the first half of 1995. The Partnership's commitment of $84,400 for the final tenant improvements on the remaining 10,200 square feet of the building is expected to be paid during the first quarter of 1996 and will be funded from working capital reserves.

It is anticipated that the Partnership will receive the principal balance of the mortgage loan receivable from USAA Real Estate Company, the borrower, in January 1996 in accordance with the terms of the mortgage loan agreement. Distribution of the proceeds from the loan repayment, net of reserves determined to be needed for future operations, would then be made to the Partners during the first quarter of 1996, in addition to the regular quarterly distribution. Due to the reduced cash flow that will occur subsequent to the repayment of the mortgage loan, quarterly distributions to Partners are expected to be decreased beginning in the first quarter of 1996.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended September 30, 1995 and 1994, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period.

Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The increase in rental properties from December 31, 1994 to September 30, 1995 was attributable to the addition of building and tenant improvements at the Systech building. Cash and cash equivalents decreased during the same period due to payment of distributions to Partners and expenditures for improvements and lease commissions at the Systech building. The increase in deferred charges during this period resulted from the payment of lease commissions at the Systech building and additions of deferred rent at both Partnership properties. Prepaid revenue at the Systech building and property tax accruals for both Partnership properties accounted for the increase in accrued expenses from December 31, 1994 to September 30, 1995.

Net income for the three-month and nine-month periods ended September 30, 1995 was higher than the comparable periods in 1994 due to increases in property revenues, offset to a lesser degree by increases in property operating expenses. The increase in rental income for the three-month period ended September 30, 1995 over the same three-month period in 1994 was attributable to the March 1, 1995 commencement of the single tenant lease at the Systech building, and was offset by the decrease in revenue at Volusia Point that resulted from the decrease in occupancy from 95% at September 30, 1994 to 88% one year later.

For the nine-month periods ended September 30, 1994 and 1995, the majority of the increase in rental income was attributable to the increase at the Systech building. The increase in percentage rent and tenant reimbursable operating expenses at Volusia Point was offset for the most part by the decrease in rental income related to the decrease in occupancy at that property.

There were several factors that contributed to the overall increase in direct operating expenses of the Partnership. The largest item was the increase in depreciation expense that resulted from the addition of building and tenant improvements at the Systech building. Expenses for building services and utilities also increased as expected upon the commencement of the Systech lease.

Direct expenses at Volusia Point increased from the three months ended September 30, 1994 to the same period in 1995. Most of the increase at Volusia Point was due to an increase in property taxes coupled with a decrease in tenant reimbursement of operating expenses. There was a decrease in direct expenses at Volusia Point for the nine months ended September 30, 1995 from the same period of the prior year, due to lower repair and maintenance expenditures and expenses related to collection of tenant receivables in 1995.

General and administrative expenses increased from the three-month period ended September 30, 1994 to the three-month period ended September 30, 1995 due to internal audit fees and the amortization of lease commissions, both of which were related to the Systech building. Legal expenses decreased from the three months and nine months ended September 30, 1994 to the same periods in 1995, offsetting increases in other general and administrative expenses of the same period. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.

                                  PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit.

Sequentially
Exhibit                                                Numbered
  No.              Description                           Page

  4   Restated Certificate and Agreement of Limited
      Partnership dated as of October 18, 1984,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated November 16, 1984, filed
      pursuant to Rule 424(b), Registration No.2-92845
      and incorporated herein by this reference.            __

 27   Financial Data Schedule                               11


(b) During the quarter ended September 30, 1995, there were no Current Reports on Form 8-K filed.

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


USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner


November 9, 1995     BY:  /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer


November 9, 1995     BY:  /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance/Treasurer