Form 10-K405
period 1995-12-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1996-03-28
CIK 751468

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                or
( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to

Commission file number 0-13227

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

Registrant's telephone number, including area code: (210)498-7391
Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                        which registered
      None                                       None

Securities registered pursuant to section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTERESTS
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                           [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the prospectus of the registrant dated
November 16, 1984 as supplemented, filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 are incorporated by reference in Parts I and III.

                        TABLE OF CONTENTS

PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for the Registrant's Limited Partnership
         Units and Related Security Holder Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the General Partner

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures
Index to Exhibits

                              PART I

Item 1.  Business

       USAA Real Estate Income Investments I Limited Partnership (the "Partnership") is a limited partnership formed in August 1984, under the California Revised Limited Partnership Act. The Partnership has two primary business purposes: (i) to purchase qualified income producing real properties; and (ii) to make participating first mortgage loans on qualified income producing properties. To the extent possible (i) all acquisitions of real property will be made for cash (no acquisition indebtedness will be incurred) and (ii) participating first mortgage loans will earn fixed interest and will contain participation rights in the underlying property's cash flow and net proceeds of sale or refinancing and other items, or both.

       Defined terms contained herein shall have the meaning set forth in the Glossary contained in the Partnership Prospectus dated November 16, 1984, filed pursuant to Rule 424(b) attached as Exhibit 99.a, and incorporated herein by this reference.

       The Partnership sold $27,305,000 in Units of Limited Partnership Interests (54,610 Units at $500 per Unit) from the commencement of the offering of Units on or about January 15, 1985, through the completion of the offering on May 30, 1985. Limited Partners are not required to make any additional capital contributions.

       Proceeds available to the Partnership for investment were used to acquire Volusia Point Shopping Center in 1985. In 1986, the Partnership acquired one property (the Systech building, formerly called Computer Associates Office Building) and funded one first mortgage loan (Plaza on the Lake). Remaining offering proceeds were used to repay the mortgage indebtedness on the Systech building upon its maturity in 1988. See "Item 2. Properties".

       Competitive conditions for the Partnership's properties in 1995 were as follows:

       Volusia Point Shopping Center, located in Daytona Beach, Florida is in the northwestern portion of Volusia County, at the corner of U.S. Highway 92 (Volusia Avenue) and Bill Francis Boulevard. The shopping center is across the street from Volusia Mall and the Daytona International Speedway, allowing the retail tenants to take advantage of the significant volume of traffic that is attracted to the area. In the past, the Volusia County and Daytona Beach economy was based primarily on tourism and industry, although an increase in recent years in medical and trade services has resulted in continued growth. Occupancy at Volusia Point decreased steadily throughout 1995 to 88% at year end, compared to an average of 95% in the surrounding retail market. Lease rates of competitive retail centers during the fourth quarter of 1995 were between $8.00 and $14.50 gross per square foot, compared to $10.00 to $11.00 at Volusia Point.

       The Systech building located, in San Diego, California, was vacated in August 1993 upon lease expiration of the prior single tenant, and remained vacant throughout 1994 during building renovations and improvements for the new tenant, the Systech Corporation. The Systech Corporation occupied 42,890 square feet of the building beginning February 1995, and is scheduled to begin paying rent on the remaining 10,204 square feet of the building in March 1996. During the years ended December 31, 1995 and 1993, the Partnership recorded rental income of approximately $414,000 and $856,000, respectively, from two major tenants at this property. This income represented 37% and 55% of total rental income of the Partnership for 1995 and 1993, respectively.

       Due to the configuration of the Systech building, it competes in both the research and development (R&D) and office markets of the Sorrento Valley submarket of San Diego. By the end of 1995, occupancy in the San Diego office market increased 2% to approximately 88% and the R & D market occupancy averaged 90%.

       Plaza on the Lake, located in Austin, Texas, is the underlying asset for the mortgage loan funded by the Partnership.
On January 31, 1996, per the terms of the loan documents, the Partnership received the full principal balance of the mortgage loan from the borrower.

       See "Item 2 Properties" for further information pertaining to the status of the Partnership's properties.

       The Partnership has no employees; it has, however, entered into an Advisory Agreement with USAA Real Estate Company
(the "Advisor"), a wholly-owned subsidiary of USAA Capital
Corporation, which is a wholly-owned subsidiary of United
Services Automobile Association ("USAA"). The Advisor is responsible for managing the day-to-day operations of the Partnership.

       The General Partner of the Partnership is USAA Investors I, Inc. (the "General Partner"), a Texas corporation and a subsidiary of the Advisor. The General Partner has the general responsibility for management of the Partnership's business and oversees the activities of the Advisor.

Item 2.  Properties

       The Partnership owns the properties described below as of
December 31, 1995.   Also described is the property underlying
the mortgage loan funded by the Partnership.

Location                     Description of Property

Daytona Beach, Florida      Volusia Point Shopping Center: A
                            shopping center containing 76,579
                            gross rentable square feet situated
                            on approximately 9 acres.  As of
                            December 31, 1995, the property was
                            88% leased and average monthly
                            rental was approximately $58,000.
                            There are lease expirations totaling
                            approximately 13% of total square
                            footage in 1996 which are subject to
                            market risk.  There is no debt on
                            this property.  The Partnership has
                            100% fee-simple ownership.

San Diego, California       Systech building:  An office
                            building containing 54,094 gross
                            rentable square feet situated on
                            approximately 2 acres of land.  As
                            of December 31, 1995, the property
                            was 98% leased.  A single tenant
                            lease was executed in June 1994.
                            The tenant occupied 42,890 square
                            feet of the building in February
                            1995 and is scheduled to begin
                            paying rent on the remaining 10,204
                            square feet in March 1996.  Average
                            monthly rental for the period during
                            which the property was occupied in
                            1995 was $.85 per square foot.
                            There is no debt on this property.
                            The Partnership has 100% fee-simple
                            ownership.

Austin, Texas               Plaza on the Lake:  An office
                            building containing 118,063 gross
                            rentable square feet situated on
                            approximately 4.6 acres of land.  As
                            of December 31, 1995, the property
                            was 98% occupied.  On January 31,
                            1986, the Partnership funded a first
                            mortgage note on this property in
                            the amount of $5,440,000.  Per the
                            terms of the loan agreement, the
                            principal balance of $5,440,000 was
                            received by the Partnership on
                            January 31, 1996 and the underlying
                            note was paid in full.

       See notes 3, 4, 5, 6 and 9 of Notes to Financial
Statements in Item 8 for further discussion relating to the properties and encumbrances thereon.

Item 3.  Legal Proceedings

       There are no material legal proceedings pending to which the General Partner or the Partnership is a party or to which any of the Partnership's properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

       There is no established public trading market for the Limited Partnership Units ("the Units"), and it is not anticipated that a public market will develop. Upon request, Real Estate Limited Partnership Investor Services, a department in USAA Real Estate Company, may assist a Limited Partner desiring to transfer his Units. The purchase price for the Units upon resale and all other terms of a resale transaction are subject to negotiations between the buyer and the seller. The limited market for the Units may adversely affect the value of the Units.

       As of December 31, 1995, there were 6,374 Limited
Partners of the Partnership, owning an aggregate of 54,610 Units.

       During the year ended December 31, 1995, quarterly distributions totaling $873,760 and $8,826 were distributed to the Limited Partners and the General Partner, respectively, for a total of $882,586 in cash distributions. The return of capital portion of 1995 distributions was $232,975 and $2,354 for the Limited Partners and General Partner, respectively.

       During the year ended December 31, 1994, quarterly distributions totaling $873,760 and $8,825 were distributed to the Limited Partners and General Partner, respectively, for a total of $882,585 in cash distributions. The return of capital portion of 1994 distributions was $442,071 and $4,465 for the Limited Partners and General Partner, respectively.

       Future cash distributions to Limited Partners are currently anticipated. As a result of the reduced cash flow of the Partnership that will result subsequent to the repayment of the mortgage loan receivable in January 1996 and distribution to the Limited Partners of the proceeds, net of any reserves, quarterly distributions to Partners will be decreased beginning in the first quarter of 1996.

Item 6.  SELECTED FINANCIAL DATA

                     USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                                       SELECTED FINANCIAL DATA
                       YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 & 1991
                               1995       1994       1993       1992       1991
Rental Income              $ 1,199,715    849,543  1,605,142  2,037,965  2,166,989
Interest Income                639,040    655,982    653,526    644,419    630,993
Net Income (Loss)              647,257    436,049 (5,375,196) 1,561,858  1,732,642
Net Income (Loss) per
   Limited Partnership
   Unit (1)                      11.73       7.90     (97.44)     28.31      31.41
Taxable Income (Loss)           (1,224)  (116,064)   747,432  1,602,750  1,664,467
Taxable Income (Loss) per
   Limited Partnership
   Unit (1)                      (0.02)     (2.10)     13.55      29.05      30.17
Cash Distributions             882,586    882,585  1,103,233  1,820,333  2,018,916
Cash Distributions per
   Limited Partnership
   Unit (2)                      16.00      16.00      20.00      33.00      36.60
Total Assets at Period End  16,701,347 16,968,881 17,380,331 24,082,797 24,180,535


(1)  Based on limited partnership units issued at period end and net income
     (loss) / taxable income (loss) allocated to Limited Partners.
(2) Based on limited partnership units issued at each quarter end and cash distributions allocated to Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Partnership had cash of $23,003 and temporary investments of $343,834. The Partnership's cash equivalents decreased during 1995 as it paid for building and tenant improvements and lease commissions at the Systech building and paid quarterly distributions to the Partners.

Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of lease commissions, and deferred rent which resulted from recognition of income as required by generally accepted accounting principles. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses.

On January 31, 1996, in accordance with the terms of the mortgage loan agreement between USAA Real Estate Income Investments I Limited Partnership, as lender, and USAA Real Estate Company, as borrower, the principal balance of the $5,440,000 mortgage loan receivable was received by the Partnership and the underlying note paid in full. During the years ended December 31, 1995, 1994 and 1993, the Partnership recorded interest income on the mortgage loan receivable of $612,757, $605,535 and $604,295, respectively.

During 1995, the Partnership distributed $873,760 in cash to Limited Partners and $8,826 to the General Partner.
Distributions were unchanged from amounts paid in 1994.
Quarterly distributions to Partners will be decreased beginning in the first quarter of 1996 due to the loss of interest income that was generated from the mortgage loan receivable. Management evaluates reserves and the availability of funds for distribution to the partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments.

The lease between the Partnership and the Systech Corporation commenced in March 1995. The initial lease term is for five years with a three year renewal option at prevailing market rental rates. Systech Corporation occupied 42,890 square feet of the Systech building in February 1995 with rent commencing March 1995, and is scheduled to begin paying rent on the remaining 10,204 square feet of the building in March 1996. The final phase of the tenant improvements of $84,400 for the remainder of the building has been deferred. The rental rate per square foot for Systech Corporation is lower than the rental rate for the previous tenant and reflects current rental market conditions in the area surrounding the property. In January 1996, in addition to rent, the tenant began paying property operating expenses which exceed those of 1995, the base year.

Future liquidity is expected to result from cash generated from operations of the properties and ultimately through the sale of such properties.

RESULTS OF OPERATIONS

For each of the years in the three-year period ended December 31, 1995, income was generated from rental income on the properties, interest income and participation income earned on the mortgage loan, and interest income earned on the funds invested in temporary investments. As the Systech building was vacant from August 1993 through January 1995, the only income generated by that property during that time period was the final settlement received in the fourth quarter of 1994 from the prior tenant.

Expenses incurred during the same periods were associated with the operations of the Partnership's properties and various other costs required for the administration of the Partnership.

Net income was higher in 1995 than in 1994 primarily due to the March 1995 commencement of the lease at the Systech building.
The resulting increase in rental revenue was partially offset by an increase in depreciation expense for the improvements at the Systech building. The increase in net income in 1994 from 1993 was primarily the result of the investment property write-down of the Systech building in 1993. Notwithstanding the investment property write-down, net income decreased in 1994 from 1993 as a result of the August 1993 expiration of the previous single-tenant lease at the Systech building. The Systech building remained vacant throughout 1994 during successful re-tenanting efforts. Occupancy at Volusia Point decreased from 93% at December 31, 1994 to 88% one year later, with a consistent decrease in rental revenue and reimbursable operating expenses.

The majority of the increase in direct expenses for the year ended December 31, 1995 from the prior year was attributable to the increase in operating expenses at the Systech building that coincided with the increase in occupancy, and the increase in depreciation expense that resulted from the addition of building and tenant improvements at that property. Direct expenses were lower for the year ended December 31, 1994 than in the prior year as a result of the decrease in property management fees at the Systech building, and the decrease in depreciation that resulted from the investment property write-down of the Systech building in September 1993. These decreases in expense were offset by a decrease in tenant reimbursement of expenses at the same property.

Participation income from the mortgage loan increased in each of the years in the three-year period ended December 31, 1995 due to increased gross revenues at Plaza on the Lake, the property underlying the mortgage loan receivable. Interest income on funds held for investment were lower for the year ended December 31, 1995 than for the prior year due to the decrease in cash held by the Partnership. Interest income increased slightly from 1993 to 1994 due to higher cash balances as reserves were maintained.

General and administrative expenses remained fairly consistent for the three years ended December 31, 1995. The majority of the increase in expenses in 1994 from 1993 was due to an increase in legal charges associated with the lease negotiations at the Systech building, and settlement proceedings at Volusia Point and with the former tenant of the Systech building. Also contributing to the increase in these expenses from 1993 to 1994 was the increase in the Partnership's postage charges. Although general and administrative expenses were stable overall from 1994 to 1995, there was an increase in lease commission amortization expense which was offset by a decrease in legal expenses.

The Partnership's management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in the management fee for the year ended December 31, 1994 from the prior year was a result of the August 1993 lease expiration at the Systech building and the increase in reserves for future property improvements. The increase in the management fee for 1995 was consistent with the increase in rental revenue at the Systech building.

INFLATION

An increase in inflation could affect the Partnership's investments through increases in the costs of operating and maintaining the properties acquired and in various administrative costs of Partnership operation. The adverse effect inflation may have on operating expenses would be offset to some extent by increases in rental rates charged tenants at the Partnership's properties. If high occupancy levels are maintained at the properties, increases in rental income should offset increasing property operating expenses with a minimal effect on operating income.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                             BALANCE SHEETS
                       December 31, 1995 and 1994
                                                                1995          1994
ASSETS
Rental properties, net (notes 3 and 4)                    $  10,438,578    10,420,520
Mortgage loan receivable from affiliate (note 5)              5,440,000     5,440,000
Temporary investments at cost which approximates
  market value:
    USAA Mutual Fund, Inc. (note 7)                                             9,315
    Money market fund                                           343,834       780,568
                                                                343,834       789,883
Cash                                                             23,003         5,793
    Cash and cash equivalents                                   366,837       795,676
Accounts receivable                                              45,201        35,904
Deferred charges, at amortized cost, and other
  assets                                                        410,731       276,781

                                                          $  16,701,347    16,968,881

LIABILITIES AND PARTNERS' EQUITY
Accounts payable, including amounts due to
  affiliates of $45,090 and $35,140 (note 7)              $      55,379        72,614
Accrued expenses                                                  8,510        20,668
Security deposits                                                65,996        68,808
         Total liabilities                                      129,885       162,090

Partners' equity:
  General Partner:
    Capital contribution                                          1,000         1,000
    Cumulative net income                                        86,257        79,785
    Cumulative distributions                                   (177,220)     (168,394)
                                                                (89,963)      (87,609)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs             25,666,700    25,666,700
    Cumulative net income                                     8,539,514     7,898,729
    Cumulative distributions                                (17,544,789)  (16,671,029)
                                                             16,661,425    16,894,400
          Total Partners' equity                             16,571,462    16,806,791

                                                          $  16,701,347    16,968,881


See accompanying notes to financial statements.

           USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1995, 1994 and 1993
                                                                1995          1994          1993
INCOME
Rental income                                             $   1,199,715       849,543     1,605,142
Interest from mortgage loan (notes 5 and 7)                     612,757       605,535       604,295
Less direct expenses, including depreciation
  of $543,494, $431,171 and $579,069                           (861,541)     (766,591)     (820,927)
Provision for investment property
  write-down (note 4)                                                                    (6,500,000)
     Net operating income (loss)                                950,931       688,487    (5,111,490)

Interest income (note 7)                                         26,283        50,447        49,231

     Total income (loss)                                        977,214       738,934    (5,062,259)

EXPENSES
General and administrative (note 7)                             252,165       253,560       216,262
Management fee (note 7)                                          77,792        49,325        96,675
     Total expenses                                             329,957       302,885       312,937

Net income (loss)                                         $     647,257       436,049    (5,375,196)

Net income (loss) per limited partnership unit            $       11.73          7.90        (97.44)


See accompanying notes to financial statements.

           USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                                                              General       Limited
                                                              Partner       Partners       Total
Balances at December 31, 1992                             $     (18,359)   23,750,115    23,731,756

Net loss                                                        (53,752)   (5,321,444)   (5,375,196)
Cash distributions                                              (11,033)   (1,092,200)   (1,103,233)
Balances at December 31, 1993                                   (83,144)   17,336,471    17,253,327

Net income                                                        4,360       431,689       436,049
Cash distributions                                               (8,825)     (873,760)     (882,585)
Balances at December 31, 1994                                   (87,609)   16,894,400    16,806,791

Net income                                                        6,472       640,785       647,257
Cash distributions                                               (8,826)     (873,760)     (882,586)
Balances at December 31, 1995                             $     (89,963)   16,661,425    16,571,462


See accompanying notes to financial statements.

           USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1995, 1994 and 1993
                                                                1995          1994         1993
Cash flows from operating activities:
  Net income (loss)                                       $     647,257       436,049    (5,375,196)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                              543,494       431,171       579,069
      Amortization                                               34,290         9,467         3,060
      Provision for investment property write-down                                        6,500,000
      Loss on early retirement of assets                                        2,465        17,327
      Decrease (increase) in accounts receivable                 (9,297)       65,380       (65,245)
      Decrease (increase) in deferred charges and
        other assets                                           (168,240)     (194,539)      126,377
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities                  (32,205)       35,086      (224,037)

          Cash provided by operating activities               1,015,299       785,079     1,561,355

Cash used in investing activities -
  Additions to rental properties                               (561,552)     (684,626)     (218,352)


Cash used in financing activities -
  Payment of distributions                                     (882,586)     (882,585)   (1,103,233)


Net increase (decrease) in cash and cash equivalents           (428,839)     (782,132)      239,770

Cash and cash equivalents at beginning of year                  795,676     1,577,808     1,338,038

Cash and cash equivalents at end of year                  $     366,837       795,676     1,577,808


See accompanying notes to financial statements.

               USAA REAL ESTATE INCOME INVESTMENTS I
                       LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 1995, 1994 and 1993

1.       Summary of Significant Accounting Policies

         USAA Real Estate Income Investments I Limited Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. The General Partner, USAA Investors I, Inc., is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association (USAA).

         At December 31, 1995, the Partnership owned a shopping center located in Daytona Beach, Florida, an office building located in San Diego, California and a first mortgage loan on a property located in Austin, Texas. The Partnership's revenue is subject to changes in the economic environments of these areas.

         Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," (Statement 121). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements are not considered impaired. The adoption of this Statement had no financial statement impact.

         For purposes of the statements of cash flows, all highly liquid marketable securities that have a maturity at purchase of three months or less and money market mutual funds are considered to be cash equivalents.

         Depreciation is provided over the estimated useful lives of properties using the straight-line method. The estimated lives of the buildings and improvements are 30 years (19 - 39 years for Federal income tax purposes).

         Rental income is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Rental income recognized was $65,461 and $68,669 more than the amount due per the lease agreements for the years ended December 31, 1995 and 1994, respectively, and $105,164 less than the amount due per the lease agreements for the year ended December 31, 1993.

         No provision or credit for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return on an accrual basis.

         For financial reporting purposes, net income (loss) is allocated 1% to the General Partner and 99% to the Limited Partners. Net income (loss) per limited partnership unit is based upon the limited partnership units outstanding at the end of the period and the net income (loss) allocated to the Limited Partners.

         Cash distributions per limited partnership unit were $16.00 during 1995 and 1994 and $20.00 during 1993 and were based on the limited partnership units outstanding at each quarter end and the cash distributions allocated to Limited
         Partners.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Partnership Agreement

         Pursuant to the terms of the Partnership Agreement, all net cash flow shall be distributed in the ratio of 1% to the General Partner and 99% to the Limited Partners within 60 days after the close of each fiscal quarter. Generally, net taxable income or losses not arising from the sale or refinancing of properties of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner.

         Residual proceeds are allocated first to the Limited Partners until the Limited Partners shall receive an amount equal to their adjusted capital contributions plus an amount which when added to all prior distributions to Limited Partners equals a 9% per annum cumulative return on their adjusted capital contributions; second, to all Partners, in an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses; third, in the case of any sale of a property, a real estate brokerage commission to the Advisor as provided in the Partnership Agreement; and fourth, the balance, 90% to the Limited Partners and 10% to the General Partner.

         Generally, all items of income, gain, loss, deduction and credit from operations will be allocated 99% to the Limited Partners and 1% to the General Partner. Net taxable gain or loss from the sale or other disposition of a property shall be allocated as described in the Partnership Agreement.

3.       Rental Properties

         Rental properties at December 31 consisted of the following:

                                          1995            1994

         Buildings and improvements  $13,611,917       13,210,203
         Land                          2,282,163        2,282,163
                                      15,894,080       15,492,366
         Less accumulated
           depreciation               (5,455,502)      (5,071,846)
                                     $10,438,578       10,420,520

4.       Provision for Investment Property Write-down

         The Systech building, located in San Diego, California was vacant from September 1993 through February 1995 due to the expiration of the single-tenant lease in August 1993. The economic slowdown in Southern California resulted in low rental rates and a weak market for rental space. In addition, substantial expenditures for tenant improvements and lease commissions were made to re-lease the property.

         Under generally accepted accounting principles, the Partnership provides for a permanent impairment of value on a property when it becomes probable that the property cannot recover its cost basis, reduced by depreciation, during its expected holding period. Through detailed analysis, a permanent impairment of value is estimated by comparing depreciated cost to market value, which is determined by the expected sales price of the building and internal computations. Any loss in value deemed permanent is recognized as a write-down in the value of that property. Through this method of analysis, in 1993, the Systech building was determined to have sustained a permanent impairment of value and an investment property write-down of $6,500,000 was recorded at September 30, 1993.

5.       Mortgage Loan Receivable from Affiliate

         On January 31, 1986, the Partnership funded a first mortgage loan in the amount of $5,440,000 with interest at 10% due January 31, 1996 to Plaza on the Lake Investors, Ltd. In addition to the interest income, the Partnership received 3.2% of the gross revenues of the property through year six and 3.84% in years seven through ten. The Partnership earned $68,757, $61,535 and $60,295 in participation income for the years ended December 31, 1995, 1994 and 1993, respectively.

         The terms of the mortgage loan agreement allowed for the Partnership to receive a prepayment penalty in the event the note was prepaid. USAA Real Estate Company, the parent of the General Partner, held a second mortgage note on Plaza on the Lake. On February 9, 1987, as allowed in the loan documents, upon default of the borrower, USAA Real Estate

         Company accepted a deed on the property effective January 1, 1987, and replaced Plaza on the Lake Investors, Ltd. as the borrower on the first lien held by the Partnership. All terms and conditions contained in the original documents remained as originally written.

         On January 31, 1996, in accordance with the terms of the mortgage loan agreement between USAA Real Estate Income Investments I Limited Partnership and USAA Real Estate Company, the principal balance of the $5,440,000 mortgage loan receivable was received by the Partnership and the underlying note paid in full.

         During the years ended December 31, 1995, 1994 and 1993, the Partnership recorded interest income on the mortgage loan receivable of $612,757, $605,535 and $604,295, respectively.

         The following is summarized financial information for the years ended December 31 for Plaza on the Lake, the underlying property of the mortgage loan receivable.

                                       1995        1994        1993
         Rental income             $1,594,840   1,520,306   1,482,447
         Net loss (1)                 (77,393)   (274,968) (1,469,807)
         Net rental property at
           period end               7,659,893   7,702,603   7,896,258
         Total assets at period
           end                      8,169,336   8,174,974   8,338,722
         Mortgage payable at
           period end               5,440,000   5,440,000   5,440,000
         Total liabilities at
           period end               5,782,150   5,761,506   5,730,958

         (1) A provision for investment property write-down of $1,000,000 was recorded in 1993.

6.       Minimum Future Rentals

         Operating leases with tenants have remaining terms from one to thirteen years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Approximate minimum future rentals are as follows:

                         1996            $ 1,209,000
                         1997              1,221,000
                         1998              1,242,000
                         1999              1,196,000
                         2000                394,000
                      Thereafter           1,292,000
                                         $ 6,554,000

7.       Transactions With Affiliates

         USAA Real Estate Company (as the Advisor) may receive real estate brokerage commissions of up to 1% of the aggregate selling prices of properties sold, management fees of up to 4% of gross revenues from operations or 9% of the Partnership's adjusted cash flow, and an annual mortgage servicing fee of up to 1/4 of 1% of amounts funded by the Partnership in mortgage loans which are serviced by the Advisor.

         Through January 1995, a portion of the Partnership's working capital reserve and other available funds were invested in USAA Mutual Fund, Inc., an affiliate of the General Partner, and earned interest thereon at market rates.

         Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner, receives fees of up to 6% of the cash receipts of Partnership properties for managing and providing leasing services for the properties.

         A summary of transactions with affiliates follows:

                                                                                   MORTGAGE
                                    REIMBURSEMENT  INTEREST MANAGEMENT    LEASE    SERVICING
                                   OF EXPENSES (1)  INCOME     FEES    COMMISSIONS    FEES     TOTAL
USAA Mutual Fund, Inc.:
     1995                               $      --       (18)       --         --         --        (18)
     1994                                      --      (363)       --         --         --       (363)
     1993                                      --    (4,202)       --         --         --     (4,202)
USAA Real Estate Company:
     1995                                 112,413  (612,757)    77,791        --      13,600  (408,953)
     1994                                 136,978  (605,535)    49,325        --      12,427  (406,805)
     1993                                 112,572  (604,295)    96,675        --      13,600  (381,448)
Quorum Real Estate Services Corporation:
     1995                                  19,550        --     40,089      16,273       --     75,912
     1994                                  15,832        --     29,205      15,745       --     60,782
     1993                                  13,449        --     53,151      14,425       --     81,025

(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

8. Income Taxes

   A reconciliation of financial statement net income (loss) to taxable income (loss) follows:

                                        1995        1994         1993

         Net income (loss)-financial
              statement basis      $  647,257     436,049   (5,375,196)
         Adjusted by:
         Investment property
              write-down                   --          --    6,500,000
         Decrease (increase) in
             deferred rent            (65,461)    (66,001)     133,775
         Repairs and maintenance
             capitalized                   --      33,728           --
         Excess tax depreciation over
             financial statement
             depreciation            (441,114)   (531,939)    (375,370)
         Prepaid rent                 (10,420)      8,407     (155,450)
         Other reconciling items        1,638       3,692       19,673
         Tax loss on disposal
               of asset              (133,124)         --           --
         Taxable income (loss)     $   (1,224)   (116,064)     747,432

9.       Major Customer Information

         During the years ended December 31, 1995 and December 31, 1993, the Partnership recorded rental income of approximately $414,000 and $856,000, respectively, from two major tenants in the computer industry. This income represented approximately 37% and 55% of total rental income for 1995 and 1993, respectively.

10.      Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value because of the short-term nature of these instruments.

         The fair value of the mortgage loan receivable at December 31, 1995 was $5,440,000, its face value, due to the short-term to maturity of January 31, 1996. The fair value of the mortgage loan receivable was approximately $5,426,860 at December 31, 1994, and was estimated by discounting the future cash flows using interest rates being offered at that time for mortgage loans with similar characteristics and maturities.

                  INDEPENDENT AUDITORS' REPORT


THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                      /S/ KPMG PEAT MARWICK LLP
                                      KPMG PEAT MARWICK LLP


San Antonio, Texas
January 31, 1996

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                             Part III

Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Investors
I, Inc., a Texas corporation.

       As of January 1, 1996, the directors and executive officers of the General Partner were as follows:

                                   POSITION WITH
           NAME                   GENERAL PARTNER

       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real Estate Operations and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Administration and
                                 Finance/Treasurer

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       John G. Meadows           Assistant Vice President -
                                 Southeast Real Estate Region

       Stephen S. King           Assistant Vice President -
                                 Western Real Estate Region

       All of the foregoing directors and executive officers have been elected to serve one-year terms until the annual meeting of the General Partner. All of the foregoing officers have served in the capacities indicated since their election, with the exception of Martha J. Barrow who was elected Vice President - Administration and Finance/Treasurer, Randal R. Seewald's promotion to Vice President - Legal Counsel, Secretary and Director, S. Wayne Peacock's promotion to Vice President - Portfolio Management all effective February 18, 1995, and David
M. Holmes who was named Assistant Vice President - Capital Investments effective October 31, 1995.

       There are no arrangements or understandings between or among any of said directors or executive officers to be elected or selected as such, nor are there any family relationships among any of the foregoing directors and executive officers. The foregoing directors and executive officers are also officers and/or directors of various affiliated companies of the General Partner.

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 55, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; a member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's

University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio and a member of Board of Trustees for the United Way of San Antonio and Bexar County.

       T. Patrick Duncan, 46, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant in the states of Texas and Arizona and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Trusts and the Pension Real Estate Association. Mr. Duncan serves as Vice Chairman of the Board of Directors of the Daughters of Charity.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company, Quorum Real Estate Services Corporation and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association and the San Antonio Bar Association.

       Martha J. Barrow, 48, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American and a Master of Business Administration from St. Mary's University. She is active in the promotion of activities with Northside Independent School District.

       S. Wayne Peacock, 37, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 39, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller and Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds membership in the National Association of Real Estate Companies. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 41, is Assistant Vice President - Acquisitions and Dispositions for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. She also serves as President of the Affordable Housing Investors Council.

       David M. Holmes, 35, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.
A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. He acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant with Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant in the state of Texas. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and is a member of the Finance Committee of the San Antonio Public Library.

       John G. Meadows, 51, joined USAA Real Estate Company in December 1984 as Executive Director of Real Estate Asset Management. Currently he serves as Assistant Vice President of Quorum Real Estate Services Corporation and Manager of Southeast Region Property Management and Leasing, Assistant Vice President of USAA Real Estate Company, USAA Real Estate Development Company, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Prior to joining USAA, Mr. Meadows was Assistant Vice President and Trust Officer of M Realty, the commercial real estate division of M Bank (formerly known as Mercantile National Bank) Dallas, Texas. His responsibilities included acquisitions, leasing management, and dispositions of two open-ended co-mingled real estate investment funds, and leasing management and disposition of all commercial properties held in trust. He received a Bachelor of Science from Texas A&M in 1970 and a Masters Degree from Texas A&M in 1972 in Agricultural Management. Mr. Meadows holds Real Estate Brokers licenses in Texas and Florida.

       Stephen S. King, 39, is Assistant Vice President -
Western Real Estate Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics. Mr. King is a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA) and the National Association of Realtors.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the captions "Compensation and Fees to the General Partner, Advisor and Affiliates" at pages 12-17 and "Taxable Income and Tax Losses and Cash Distributions" at pages 44-46 of the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as Exhibit 99.b, and are incorporated herein by this reference. For the year ended December 31, 1995, the General Partner received cash distributions of $8,826.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

               Name and           Amount and
               Address of         Nature of
  Title of     Beneficial         Beneficial          Percent
  Class        Owner              Ownership (1)       of Class

  Units of     USAA Investors     6,000 Units of         11%
  Limited      I, Inc. (General   Limited Partnership
  Partnership  Partner)(2)        Interests
  Interests    8000 Robert F.
               McDermott Fwy.,
               IH 10 West,
               Suite 600
               San Antonio, Texas

(1) The Amended and Restated Agreement of Limited Partnership provides that the General Partner will vote such Units in the same proportions as all other Limited Partners in the event a vote of Limited Partners is taken.

(2) USAA Investors I, Inc. is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of USAA.

(b) Security Ownership of Management

   None of the officers and directors of the General Partner of the Partnership beneficially own equity securities of the registrant or any of its parents.

   No arrangements are known to the Partnership which may result in a change of control of the Partnership.

Item 13. Certain Relationships and Related Transactions

       The Partnership is permitted to engage in various transactions involving the General Partner or its affiliates.

       Pursuant to an advisory agreement, the Advisor, an affiliate of the General Partner, may receive, in the aggregate, property acquisition fees of up to 4% of the gross offering proceeds, loan origination and commitment fees of up to 4% of the gross offering proceeds, real estate brokerage commissions of up to 1% of the aggregate selling prices of properties sold, management fees of up to 4% of gross revenues from operations or 9% of adjusted cash flow for the Partnership, and an annual mortgage servicing fee of up to 1/4 of 1% of amounts funded by the Partnership in mortgage loans, which are serviced by the Advisor.

       An affiliate of the General Partner, USAA Investment Management Company, received selling commissions equal to 4% of the gross proceeds from sales of limited partnership interests and an expense allowance equal to 2% of the gross offering proceeds for organizational and offering expenses. Through January 1995, a portion of the Partnership's working capital reserve and other available funds were invested in USAA Mutual Fund, Inc.

       An affiliate of the General Partner, Quorum Real Estate Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive fees of up to 6% of property cash receipts for those services.

       A summary of transactions with affiliates follows for the three years ended December 31, 1995, 1994 and 1993:

                                                                                   MORTGAGE
                                    REIMBURSEMENT  INTEREST MANAGEMENT    LEASE    SERVICING
                                   OF EXPENSES (1)  INCOME     FEES    COMMISSIONS    FEES     TOTAL
USAA Mutual Fund, Inc.:
     1995                               $      --       (18)       --         --         --        (18)
     1994                                      --      (363)       --         --         --       (363)
     1993                                      --    (4,202)       --         --         --     (4,202)
USAA Real Estate Company:
     1995                                 112,413  (612,757)    77,791        --      13,600  (408,953)
     1994                                 136,978  (605,535)    49,325        --      12,427  (406,805)
     1993                                 112,572  (604,295)    96,675        --      13,600  (381,448)
Quorum Real Estate Services Corporation:
     1995                                  19,550        --     40,089      16,273       --     75,912
     1994                                  15,832        --     29,205      15,745       --     60,782
     1993                                  13,449        --     53,151      14,425       --     81,025

(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this Report.

(a) 1.  FINANCIAL STATEMENTS

       The following financial statements, notes to financial statements and independent auditors' report are included in Part
II Item 8:

       Balance Sheets as of December 31, 1995 and 1994

       Statements of Operations for the years ended
        December 31, 1995, 1994 and 1993

       Statements of Partners' Equity for the years ended
        December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993

       Notes to Financial Statements

       Independent Auditors' Report

    2.  FINANCIAL STATEMENT SCHEDULES

       Valuation and Qualifying Accounts for the years ended
        December 31, 1995, 1994 and 1993 (Schedule II)

       Real Estate and Accumulated Depreciation as of
        December 31, 1995 (Schedule III)

       Mortgage Loan Receivable on Real Estate as of
        December 31, 1995 (Schedule IV)

       Independent Auditors' Report

      All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

    3.  Exhibits

Exhibit
 No.    Description

 3.a Restated Certificate and Agreement of Limited Partnership of Limited Partnership dated as of October 18,1984, incorporated as Exhibit A to the Partnership's Prospectus dated November 16, 1984, filed pursuant to Rule 424(b), (Regis. No.2-92845) and incorporated herein by this reference.

27      Financial Data Schedules

99.a "Glossary of Terms Used in Prospectus" pages 64-70 contained in the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b) (Regis. No. 2-92845).

99.b "Compensation and Fees to the General Partner, Advisor and Affiliates" at pages 12-17 and "Taxable Income and Tax Losses and Cash Distributions" at pages 44-46 of the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b) (Regis. No. 2-92845).

(b)  Reports filed on Form 8-K

        During the quarter ended December 31, 1995, there were no Current Reports on Form 8-K filed.

(d)   The following Plaza on the Lake Financial Statements and
Financial Statement Schedules are filed as part of this report:

      FINANCIAL STATMENTS:

      Balance Sheets as of December 31, 1995 and 1994

      Statements of Operations and Owner's Equity for the years ended December 31, 1995, 1994 and 1993

      Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993

      Notes to Financial Statements

      Independent Auditors' Report on Financial Statements and Financial Statement Schedules

      FINANCIAL STATEMENT SCHEDULES:

      Valuation and Qualifying Accounts for the years ended
        December 31, 1995, 1994 and 1993 (Schedule II)

      Real Estate and Accumulated Depreciation as of
        December 31, 1995 (Schedule III)

    All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

SCHEDULE II

            USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                        VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1995, 1994 and 1993


                                       Additions
                           Balance at  charged to                  Balance
                           beginning   costs and                   at end
 Year     Description      of period   expenses     Deductions    of period

 1995  Allowance for
       doubtful accounts    $     --           --           --          --


 1994  Allowance for
       doubtful accounts    $     --           --           --          --


 1993  Allowance for
       doubtful accounts    $     --       10,464      (10,464)         --


SCHEDULE III      USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       December 31, 1995

                                                                                Cost Capitalized
                                                      Initial cost to             Subsequent to
                                                        Partnership              Acquisition(s)
                                                                Buildings
  Year of          Date                                            and          Improve-    Carrying
Construction     Acquired       Description         Land       Improvements      ments      Costs
    1984      Sept 30, 1985  Volusia Point
                             Shopping Center
                             Daytona Beach, FL    $ 1,800,000     6,890,958       720,254       --

    1982      June 11, 1986  Systech Building
                             San Diego, CA          1,532,876    10,509,494     1,167,817       --

                                                  $ 3,332,876    17,400,452     1,888,071       --


                                                           Gross Amount at Which
                                                            Carried at Close of
                                                                   Period
                                                                   Buildings   Total Investment   Accumulated     Related
  Year of          Date                                               and         Properties      Depreciation   Mortgages
Construction     Acquired       Description        Land (5)       Improvements     (2) (4) (6)      (1) (3)       Payable
    1984      Sept 30, 1985  Volusia Point
                             Shopping Center
                             Daytona Beach, FL    $ 1,800,000     7,383,894      9,183,894       2,485,366           --

    1982      June 11, 1986  Systech Building
                             San Diego, California    482,163     6,228,023       6,710,186      2,970,136           --

                                                  $ 2,282,163    13,611,917      15,894,080      5,455,502           --

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings. Tenant improvements are amortized over the life of the related lease using the straight-line method.

(2)  Reconciliation of real estate:
     Balance at December 31, 1992                          $  21,156,868
      Additions during period-improvements          218,352
      Less:  Retirements                            (50,964)
      Investment property write-down (6)         (6,500,000)  (6,332,612)
     Balance at December 31, 1993                             14,824,256
      Additions during period-improvements          684,626
      Less:  Retirements                            (16,516)     668,110
     Balance at December 31, 1994                             15,492,366
      Additions during period-improvements          561,552
       ess:  Retirements                           (159,838)     401,714
     Balance at December 31, 1995                           $ 15,894,080

(3)  Reconciliation of accumulated depreciation:
     Balance at December 31, 1992                           $  4,109,294
      Depreciation during period                    579,069
      Less:  Retirements                            (33,637)      545,432
     Balance at December 31, 1993                               4,654,726
      Depreciation during period                    431,171
      Less:  Retirements                            (14,051)      417,120
     Balance at December 31, 1994                               5,071,846
      Depreciation during period                    543,494
      Less:  Retirements                           (159,838)      383,656
     Balance at December 31, 1995                            $  5,455,502

(4) The aggregate cost of real estate at December 31, 1995 for Federal income tax purposes is $22,778,247.

(5)  There were no additions to land subsequent to acquisition.

(6) During 1993, it was determined that a permanent impairment of value was sustained at the Systech building and the property was written down by $6,500,000.

SCHEDULE IV
                   USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                             MORTGAGE LOAN RECEIVABLE ON REAL ESTATE
                                         December 31, 1995

                                                   Periodic
                  Interest      Maturity           Payment         Amount of
Description       Rate (3)        Date              Terms         Mortgage (2)

Plaza on the Lake    10%    January 31, 1996  Interest only         $5,440,000
Office Building;                              payable monthly;
Austin, Texas;                                $5,440,000
first mortgage                                balloon payment
loan.                                         due upon maturity


(1) On January 31, 1996, per the terms of the mortgage loan agreement between USAA Real Estate Income Investments I and USAA Real Estate Company, the principal balance of the $5,440,000 mortgage loan receivable was received by the Partnership and the underlying note paid in full.

(2) The aggregate cost of the mortgage loan at December 31, 1995 for Federal Income Tax purposes is $5,440,000.

(3) In addition, the Partnership received 3.2% of the gross revenues of the property through year six and 3.84% in years seven through ten.

  INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP:

Under date of January 31, 1996, we reported on the balance sheets of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                       /S/KPMG PEAT MARWICK LLP
                                       KPMG PEAT MARWICK LLP


San Antonio, Texas
January 31, 1996

                     PLAZA ON THE LAKE
                      BALANCE SHEETS
                 DECEMBER 31, 1995 and 1994
                                                              1995          1994
ASSETS
Rental property, net (notes 2, 3, and 5)                $   7,659,893     7,702,603
Accounts receivable, net of allowance
    for doubtful accounts of $30,000
    and $11,000                                                65,676        54,742
Notes receivable from tenants (note 6)                         39,795        90,738
Deferred rent and other assets, at
    amortized cost, net of allowance of
    $664,912 in 1995 and 1994 (notes 4 and 6)                 403,972       326,891

                                                        $   8,169,336     8,174,974

LIABILITIES AND OWNER'S EQUITY
Mortgage payable (note 5)                               $   5,440,000     5,440,000
Accounts payable                                               31,225        86,660
Accrued expenses and other liabilities                        310,925       234,846
         Total liabilities                                  5,782,150     5,761,506

Owner's equity                                             13,547,555    13,496,444
Cumulative net loss                                       (11,160,369)  (11,082,976)
          Total owner's equity                              2,387,186     2,413,468

                                                        $   8,169,336     8,174,974


See accompanying notes to financial statements.

                   PLAZA ON THE LAKE
       STATEMENTS OF OPERATIONS AND OWNER'S EQUITY
       Years Ended December 31, 1995, 1994 and 1993

                                                              1995          1994          1993
INCOME
Rental income                                           $   1,594,840     1,520,306     1,482,447
Less direct expenses, including
  depreciation of $256,115, $278,400
  and $318,605                                               (993,927)   (1,122,887)   (1,258,711)
Provision for investment property
  write-down (note 3)                                              --            --    (1,000,000)

     Net operating income (loss)                              600,913       397,419      (776,264)

EXPENSES
General and administrative                                     65,549        66,852        89,248
Interest                                                      612,757       605,535       604,295

     Total expenses                                           678,306       672,387       693,543

Net loss                                                      (77,393)     (274,968)   (1,469,807)

Owner's equity at beginning of year                         2,413,468     2,607,764     3,898,415

Contributions by the owner                                     51,111        80,672       179,156

Owner's equity at end of year                           $   2,387,186     2,413,468     2,607,764


See accompanying notes to financial statements.

                    PLAZA ON THE LAKE
                 STATEMENTS OF CASH FLOWS
       Years Ended December 31, 1995, 1994 and 1993

                                                              1995          1994          1993
Cash flows from operating activities:
   Net loss                                             $     (77,393)     (274,968)   (1,469,807)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Depreciation                                            256,115       278,400       318,605
      Amortization                                             61,720        57,510        53,045
      Loss on retirement of assets                             28,039            --            --
      Investment property write-down                                                    1,000,000
      Decrease in accounts and notes receivable                40,009        31,687        40,834
      Increase in deferred charges and
         other assets                                        (138,801)     (119,104)      (17,043)
      Increase (decrease) in accounts payable,
         accrued expenses and other liabilities                20,644        30,548       (25,249)

        Cash provided by (used in) operating activities       190,333         4,073       (99,615)

Cash used in investing activities -
   Additions to rental properties                            (241,444)      (84,745)      (79,641)


Cash provided by financing activities -
  Contributions from owner                                     51,111        80,672       179,156


Net change in cash                                                 --            --          (100)

Cash at beginning of year                                          --            --           100

Cash at end of year                                     $          --            --            --


See accompanying notes to financial statements.

                        PLAZA ON THE LAKE
                  NOTES TO FINANCIAL STATEMENTS
                December 31, 1995, 1994 and 1993

1.       Summary of Significant Accounting Policies

         Pursuant to the requirements of Staff Accounting Bulletin No. 71, a registrant is to file separate audited financial statements for a property which is the underlying asset of a mortgage loan when the balance of the mortgage loan is greater than or equal to 20% of the registrant's total assets. In accordance with Rule 3-09 of Regulation S-X, financial statements are to be filed for the same periods and dates as the audited financial statements of the registrant. These separate financial statements are required to be audited only for those fiscal years for which the 20% test is met.

         Plaza on the Lake, a three-story office building in Austin, Texas, became a wholly-owned property of USAA Real Estate Company effective January 1, 1987. USAA Real Estate Company originally held a second mortgage on this property until the default of the borrower on February 9, 1987, at which time USAA Real Estate Company accepted a deed to the property and replaced the borrower on the first lien held by USAA Real Estate Income Investments I Limited Partnership.

         The rental property is valued at cost less provisions for investment property write-down. See note 3.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of" (FAS No. 121). The statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity evaluate long-lived assets and certain other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount for financial reporting purposes exceeds the fair value of the asset.

         Generally, for properties to be held and used, FAS No. 121 would require recognition of an impairment loss if the undiscounted cash flows are less than the carrying amount of the asset. Based on management's current estimates of the undiscounted future cash flows of Plaza on the Lake, the cash flows exceed the carrying amount of the property. The cash flows ultimately realized may be more or less than the amounts used in this analysis. USAA Real Estate Company plans to adopt FAS No. 121 in 1996 and does not expect the adoption of the statement to have a material effect, if any, on Plaza on the Lake's financial position or results of operations.

         Depreciation is provided over the estimated useful life of the property using the straight-line method. The estimated life of the building and improvements is 45 years.

         Rental income is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Rental income recognized was $86,821, $117,672 and $102,588 more than the amount due per the lease agreements for the years ended December 31, 1995, 1994 and 1993, respectively.

         No provision for income taxes has been made because the property is not a separate taxable entity.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Rental Property

         Rental property at December 31 consisted of the following:

                                             1995            1994

         Building and Improvements      $ 8,966,658       8,837,734
         Land                             2,007,473       2,007,473
                                         10,974,131      10,845,207
         Less accumulated depreciation   (3,314,238)     (3,142,604)
                                        $ 7,659,893       7,702,603

3.       Provision for Investment Property Write-down

         Under generally accepted accounting principles, USAA Real Estate Company provides for a permanent impairment of value on a property when it becomes probable that the property cannot recover its cost basis, reduced by depreciation, during its expected holding period. Through detailed analysis, a permanent impairment of value is estimated by comparing a property's depreciated cost to its market value, which is estimated based on the expected sales price of the property, or internal computations. Any loss in value deemed permanent is recognized as a write-down in value of that property. In 1993, USAA Real Estate Company determined that Plaza on the Lake had sustained a permanent impairment of value. An investment property write-down of $1,000,000 was recorded in 1993.

4.       Minimum Future Rentals

         Operating leases with tenants have remaining terms from one to five years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Approximate minimum future rentals are as follows:

                                       1996            $1,650,000
                                       1997             1,553,000
                                       1998             1,138,000
                                       1999             1,142,000
                                       2000               189,000
                                       Thereafter              --
                                                       $5,672,000

5.       Mortgage Payable

         On February 9, 1987, as allowed in the loan documents, upon default of the borrower, USAA Real Estate Company accepted a deed on the property effective January 1, 1987, and replaced Plaza on the Lake Investors, Ltd. as the borrower on the first lien held by the USAA Real Estate Income Investments I Limited Partnership. This mortgage loan was in the amount of $5,440,000 with interest at 10% due monthly.

         In addition to the interest income, the Partnership received 3.2% of the gross revenues of the property through year six and received 3.84% of the gross revenues of the property in years seven through ten. Interest expense included $68,757, $61,535 and $60,295 relating to the lender's participation in gross revenues for the years ended 1995, 1994 and 1993, respectively. Total interest payments in 1995, 1994 and 1993 were $609,732, $607,729 and $603,918, respectively.
         The carrying value of the mortgage payable approximates fair value at December 31, 1995 due to the short term to maturity of January 31, 1996.

         On January 31, 1996, in accordance with the terms of the mortgage loan agreement between USAA Real Estate Company, as borrower, and USAA Real Estate Income Investments I Limited Partnership, as lender, the principal balance of the $5,440,000 mortgage loan payable was paid by the borrower and the underlying note paid in full.

6.       Major Customer Information

         During each of the years ended December 31, 1995, 1994 and 1993, approximately $542,000, $535,000 and $535,000 of rental income was recorded from a single tenant in the telecommunications industry which represented approximately 35%, 35% and 36% of total rental income, respectively.

         During the year ended December 31, 1995, $282,000 and
         $172,000 of rental income was recorded from two other tenants at Plaza on the Lake, representing approximately 18% and 11% of total rental income, respectively.

         At December 31, 1995, Plaza on the Lake had $175,130, net of allowance of $664,912, of deferred rent and a $39,795 note receivable due from a tenant in the telecommunications industry.

7.       Economic Dependency

         Plaza on the Lake has incurred net losses of $77,393, $274,968 and $1,469,807 for the years ended December 31, 1995, 1994 and 1993, respectively. Cash deficits generated by the property are being funded by USAA Real Estate Company. USAA Real Estate Company intends to continue funding the property's operating and capital requirements through cash contributions.

SCHEDULE II
                     PLAZA ON THE LAKE
             VALUATION AND QUALIFYING ACCOUNTS
      For Years Ended December 31, 1995, 1994 and 1993

                                               Additions
                                   Balance    charged to                  Balance
                                at beginning   costs and                   at end
            Description           of period    expenses    Deductions    of period

 1995 Allowance for doubtful
          accounts               $    11,000      19,000           --         30,000
      Allowance for deferred
          rent                       664,912          --           --        664,912
                                 $   675,912      19,000           --        694,912

 1994 Allowance for doubtful
          accounts               $    11,000          --           --         11,000
      Allowance for deferred
          rent                       561,184     103,728           --        664,912
                                 $   572,184     103,728           --        675,912

 1993 Allowance for doubtful
          accounts               $    60,000          --       49,000         11,000
      Allowance for deferred
          rent                       457,456     103,728           --        561,184
                                 $   517,456     103,728       49,000        572,184

SCHEDULE III

                        PLAZA ON THE LAKE
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                        December 31, 1995

                                                                             Cost Capitalized
                                            Initial Cost to                   Subsequent to
                                              Partnership                      Acquisition
                                                      Buildings
  Year of        Date                                    and            Improve-       Carrying
Construction   Acquired    Description     Land      Improvements        ments           Costs
    1985     Jan 1, 1987  Plaza on the
                          Lake Office
                          Building
                          Austin, TX   $3,650,000       12,389,715        1,642,221          --


                                                 Gross Amount at Which
                                                  Carried at Close of
                                                        Period
                                                      Buildings     Total Investment  Accumulated    Related
  Year of        Date                                    and           Properties    Depreciation   Mortgages
Construction   Acquired    Description   Land (5)  Improvements (5)     (2) (5)         (1) (3)    Payable (4)
    1985     Jan 1, 1987  Plaza on the
                          Lake Office
                          Building
                          Austin, TX   $2,007,473        8,966,658       10,974,131     3,314,238    5,440,000


SCHEDULE III (continued)
NOTES:
(1)  Depreciation is based on the straight-line method for the building, with a 45 year life for 1991 through 1994 and a 30 year life prior to 1991.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2)         Reconciliation of real estate:
            Balance at December 31, 1992                              $  11,895,553
             Additions during period:  Improvements         79,641
             Less:  Retirements (5)                   $  (1,000,000)        (920,359)
            Balance at December 31, 1993                                 10,975,194
             Additions during period:  Improvements         84,745
             Less:  Retirements                           (214,732)        (129,987)
            Balance at December 31, 1994                                 10,845,207
             Additions during period:  Improvements        241,444
             Less:  Retirements                           (112,520)         128,924
            Balance at December 31, 1995                              $  10,974,131

(3)         Reconciliation of accumulated depreciation:
            Balance at December 31, 1992                              $   2,760,331
              Depreciation during period                   318,605
              Less:  Retirements                                            318,605
            Balance at December 31, 1993                                  3,078,936
              Depreciation during period                   278,400
              Less:  Retirements                          (214,732)          63,668
            Balance at December 31, 1994                                  3,142,604
              Depreciation during period                   256,115
              Less:  Retirements                           (84,481)         171,634
            Balance at December 31, 1995                              $   3,314,238

(4)  The investment property is pledged as security for the mortgage payable.

(5)  During 1993, a provision for investment property write-down of $1,000,000 was recognized as the property has sustained a permanent impairment of value.

                   INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDER
USAA REAL ESTATE COMPANY:

     We have audited the accompanying balance sheets of Plaza on the Lake as of December 31, 1995 and 1994 and the related statements of operations and owner's equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in Item 14(d) of Form 10-K. These financial statements and financial statement schedules are the responsibility of the Property's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza on the Lake as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                       /S/KPMG PEAT MARWICK LLP
                                       KPMG PEAT MARWICK LLP



San Antonio, Texas
January 31, 1996

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, USAA REAL ESTATE INCOME
INVESTMENTS I LIMITED PARTNERSHIP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
(Registrant)

BY:  USAA INVESTORS I, INC.,
General Partner

BY:  /s/Edward B. Kelley
Edward B. Kelley,
Chairman, President,
Chief Operating Officer
and Director

Date: March 28, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Edward B. Kelley                   Date:  March 28, 1996
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner

/s/T. Patrick Duncan                  Date:  March 28, 1996
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President-Operations
of the General Partner

/s/Randal R. Seewald                  Date:  March 28, 1996
Randal R. Seewald
Director, Vice President
Secretary and Legal Counsel

                          Exhibit Index

Exhibit                                             Numbered
 No.                   Description                    Page

 3.a    Restated Certificate and Agreement
        of Limited Partnership dated as of
        October 18, 1984, incorporated as
        Exhibit A to the Partnership's
        Prospectus dated November 16, 1984,
        filed pursuant to Rule 424(b),
        (Regis. No.2-92845) and
        incorporated herein by this reference.         --

27      Financial Data Schedules                       --

99.a    "Glossary of Terms Used in Prospectus"
        pages 64-70 contained in the Prospectus
        dated November 16, 1984, filed pursuant
        to Rule 424(b) (Regis. No. 2-92845).

99.b    "Compensation and Fees to the General
        Partner, Advisor and Affiliates" at
        pages 12-17 and "Taxable Income and Tax
        Losses and Cash Distributions" at pages
        44-46 of the Prospectus dated November 16,
        1984, filed pursuant to Rule 424(b)
        (Regis. No. 2-92845.)