Form 10-Q
period 1996-03-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1996-05-10
CIK 751468

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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
Condensed Balance Sheets

                                                                     March 31,
                                                                        1996        December 31,
                                                                    (Unaudited)          1995
Assets
Rental properties, net                                            $ 10,297,214      10,438,578
Mortgage loan receivable from affiliate                                     --       5,440,000
Temporary investments at cost which approximates
market value-
    Money market fund                                                  989,880         343,834
Cash                                                                    52,388          23,003
  Cash and cash equivalents                                          1,042,268         366,837
Accounts receivable                                                     14,699          45,201
Deferred charges, at amortized cost, and other
  assets                                                               409,264         410,731

                                                                  $ 11,763,445      16,701,347

Liabilities and Partners' Equity
Accounts payable, including amounts due to
  affiliates of $40,672 and $45,090                               $     62,028          55,379
Accrued expenses and other liabilities                                 118,672           8,510
Security deposits                                                       64,113          65,996
         Total liabilities                                             244,813         129,885

Partners' equity:
  General Partner:
    Capital contribution                                                 1,000           1,000
    Cumulative net income                                               87,383          86,257
    Cumulative distributions                                          (178,874)        177,220)
                                                                       (90,491)        (89,963)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs                    25,666,700      25,666,700
    Cumulative net income                                            8,651,028       8,539,514
    Cumulative distributions                                       (22,708,605)    (17,544,789)
                                                                    11,609,123      16,661,425
          Total Partners' equity                                    11,518,632      16,571,462

                                                                  $ 11,763,445      16,701,347


See accompanying notes to condensed financial statements.

                                                       2

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Income
Three months ended March 31, 1996 and 1995
(Unaudited)

                                                                       1996         1995
Income
Rental income                                                     $    338,540      315,141
Interest from mortgage loan (note 1)                                    52,124      150,723
Less direct expenses, including depreciation
  of $141,364 and $116,533                                            (218,135)    (194,687)
     Net operating income                                              172,529      271,177
Interest income                                                         48,046        8,835
     Total income                                                      220,575      280,012

Expenses
General and administrative (note 1)                                     86,148       78,321
Management fee (note 1)                                                 21,787       21,744
     Total expenses                                                    107,935      100,065
Net income                                                        $    112,640      179,947

Net income per limited partnership unit                           $       2.04         3.26



See accompanying notes to condensed financial statements.

                                                       3

USAA REAL ESTATE INCOME INVESTMENTS LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Three months ended March 31, 1996 and 1995
(Unaudited)

                                                                        1996          1995

Cash flows from operating activities:
  Net income                                                      $    112,640       179,947
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                     141,364       116,533
      Amortization                                                      11,053         1,293
      Decrease in accounts receivable                                   30,502         3,177
      Increase in deferred charges and other assets                     (9,586)     (102,489)
      Increase in accounts payable, accrued expenses
        and other liabilities                                          114,928       104,275

        Cash provided by operating activities                          400,901       302,736

Cash flows from investing activities:
  Additions to rental properties                                            --      (367,941)
  Proceeds from mortgage loan receivable                             5,440,000            --

        Cash provided by (used in) investing activities              5,440,000      (367,941)

Cash flows used in financing activities-
  Distributions to partners                                         (5,165,470)     (220,647)

Net increase (decrease) in cash and cash equivalents                   675,431      (285,852)

Cash and cash equivalents at beginning of year                         366,837       795,676

Cash and cash equivalents at end of year                          $  1,042,268       509,824



See accompanying notes to condensed financial statements.

                                                       4

Notes to Condensed Financial Statements
March 31, 1996
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the three months ended March 31, 1996:

                                                   Quorum
                                USAA            Real Estate
                            Real Estate           Services
                              Company           Corporation
   Reimbursement
       of expenses (a)       $   30,424               885
   Management fees               21,787            14,586
   Lease commissions                 --             4,862
   Mortgage servicing fees        1,115                --
   Interest income              (52,124)               --
       Total                 $    1,202            20,333

     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.   Other

     Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1996 or any other future period.

     The financial information included in this interim report as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                              PART I

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash of $52,388 and temporary investments of $989,880. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses.

On January 31, 1996, the maturity date of the Plaza on the Lake mortgage loan receivable, the Partnership received $5,440,000 from USAA Real Estate Company, the borrower, in full payment of the loan. Approximately $5,000,000 of the proceeds from the loan payoff, or $91.56 per Limited Partnership unit, was distributed to the Limited Partners during the quarter ended March 31, 1996. The balance of the proceeds of approximately $440,000 was held by the Partnership for future operating requirements.

In addition to the special cash distribution of the proceeds of the mortgage loan receivable, net of reserves, the Partnership distributed $163,830 to Limited Partners and $1,654 to the General Partner for a total of $165,484 during the quarter ended March 31, 1996. Quarterly distributions were decreased beginning in the first quarter of 1996 due to the reduced cash flow that occurred subsequent to the repayment of the mortgage loan receivable and the resulting loss of interest income to the Partnership. During the ten-year term of the mortgage loan receivable, the Partnership recorded interest income on the mortgage loan receivable, including participation income, averaging approximately $590,000 per year.

The Partnership's commitment of $84,400 for the final phase of tenant improvements at the Systech building has been deferred. The funding of the improvements for the remaining 10,200 square feet of the building will be from the working capital reserve.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month periods ended March 31, 1996 and 1995, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period.

Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1995 to March 31, 1996 was attributable to depreciation at the Partnership properties. Cash and cash equivalents increased during the same period primarily due to the reserve held by the Partnership from the proceeds of the mortgage loan. The receipt of prepaid rent from tenants resulted in the increase in accrued expenses from December 31, 1995 to March 31, 1996.

The increase in rental income for the three-month period ended March 31, 1996 over the same three-month period in 1995 was primarily attributable to the March 1, 1995 commencement of the single tenant lease at the Systech building. The decrease in interest income from the mortgage loan in 1996 was the result of the January 31, 1996 payoff of the receivable. Interest income on cash held by the Partnership increased during the three-month period in 1996 as a result of the increase in cash and cash equivalents. General and administrative expenses increased from the three-month period ended March 31, 1995 to the three-month period ended March 31, 1996 due to amortization of lease commissions for Systech.

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit.

Sequentially
Exhibit                                                Numbered
  No.              Description                           Page

  4   Restated Certificate and Agreement of Limited
      Partnership dated as of October 18, 1984,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated November 16, 1984, filed
      pursuant to Rule 424(b), (Regis.No. 2-92845)
      and incorporated herein by this reference.            __

 27   Financial Data Schedule                               10


(b) A Current Report on Form 8-K was filed on February 13, 1996 regarding the January 31, 1996 receipt by the Partnership of the principal balance of the mortgage loan receivable of $5,440,000 from USAA Real Estate Company.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



May 9, 1996      BY:  /s/Edward B. Kelley
                      Edward B. Kelley
                      Chairman, President and
                      Chief Executive Officer



May 9, 1996      BY:  /s/Martha J. Barrow
                      Martha J. Barrow
                      Vice President -
                      Administration and
                      Finance/Treasurer