Form 10-Q
period 1996-06-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1996-08-12
CIK 751468

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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
Condensed Balance Sheets

                                                                        June 30,
                                                                          1996             December 31,
                                                                      (Unaudited)               1995
Assets
Rental properties, net                                           $         10,165,808            10,438,578
Mortgage loan receivable from affiliate                                             --            5,440,000
Temporary investments, at cost which
approximates market value-
    Money market fund                                                       1,021,124               343,834
Cash                                                                           20,341                23,003
  Cash and cash equivalents                                                 1,041,465               366,837

Accounts receivable                                                            23,952                45,201
Deferred charges, at amortized cost, and other
  assets                                                                      412,824               410,731

                                                                 $         11,644,049            16,701,347


Liabilities and Partners' Equity
Accounts payable, including amounts due to
  affiliates of $43,041 and $45,090                              $             74,052                55,379
Accrued expenses and other liabilities                                         74,306                 8,510
Security deposits                                                              71,517                65,996
         Total liabilities                                                    219,875               129,885

Partners' equity:
  General Partner:
    Capital contribution                                                        1,000                 1,000
    Cumulative net income                                                      88,093                86,257
    Cumulative distributions                                                 (180,529)             (177,220)
                                                                              (91,436)              (89,963)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs                           25,666,700            25,666,700
    Cumulative net income                                                   8,721,345             8,539,514
    Cumulative distributions                                              (22,872,435)          (17,544,789)
                                                                           11,515,610            16,661,425
          Total Partners' equity                                           11,424,174            16,571,462

                                                                 $         11,644,049            16,701,347

See accompanying notes to condensed financial statements.
                             2

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)

                                                                      Three Months          Three Months
                                                                         Ended                 Ended
                                                                     June 30, 1996         June 30, 1995
Income
Rental income                                                    $            357,859               282,468
Interest from mortgage loan (note 1)                                                --              152,759
Less direct expenses, including depreciation
  of $140,437 and $144,898                                                   (220,588)             (236,873)
     Net operating income                                                     137,271               198,354
Interest income                                                                13,244                 6,334
     Total income                                                             150,515               204,688

Expenses
General and administrative (note 1)                                            66,117                68,818
Management fee (note 1)                                                        13,371                18,585
     Total expenses                                                            79,488                87,403

Net income                                                       $             71,027               117,285

Net income per limited partnership unit                          $               1.29                  2.13


                                                                       Six Months            Six Months
                                                                         Ended                 Ended
                                                                     June 30, 1996         June 30, 1995
Income
Rental income                                                    $            696,399               597,609
Interest from mortgage loan (note 1)                                           52,124               303,482
Less direct expenses, including depreciation
  of $281,801 and $261,431                                                   (438,723)             (431,560)
     Net operating income                                                     309,800               469,531
Interest income                                                                61,290                15,169
     Total income                                                             371,090               484,700

Expenses
General and administrative (note 1)                                           152,264               147,139
Management fee (note 1)                                                        35,159                40,329
     Total expenses                                                           187,423               187,468

Net income                                                       $            183,667               297,232

Net income per limited partnership unit                          $               3.33                  5.39


See accompanying notes to condensed financial statements.
                             3

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Six months ended June 30, 1996 and 1995
(Unaudited)
                                                                          1996                  1995

Cash flows from operating activities:
  Net income                                                     $            183,667               297,232
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                            281,801               261,430
      Amortization                                                             22,209                12,249
      Decrease in accounts receivable                                          21,249                 4,498
      Increase in deferred charges and other assets                           (24,302)             (115,236)
      Increase in accounts payable, accrued expenses
        and other liabilities                                                  89,990                92,330

        Cash provided by operating activities                                 574,614               552,503

Cash flows from investing activities:
  Additions to rental properties                                               (9,031)             (579,090)
  Proceeds from mortgage loan receivable                                    5,440,000                     --

        Cash provided by (used in) investing activities                     5,430,969              (579,090)

Cash flows used in financing activities-
  Distributions to partners                                                (5,330,955)             (441,293)

Net increase (decrease) in cash and cash equivalents                          674,628              (467,880)

Cash and cash equivalents at beginning of year                                366,837               795,676

Cash and cash equivalents at end of year                         $          1,041,465               327,796


See accompanying notes to condensed financial statements.
                             4

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Notes to Condensed Financial Statements
June 30, 1996
(Unaudited)

1.Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1996:

                                             Quorum
                                USAA       Real Estate
                            Real Estate     Services
                              Company      Corporation
Reimbursement
    of expenses (a)           $  62,070       33,002
Management fees                  35,158       24,454
Lease commissions                    --        8,805
Mortgage servicing fees           1,115           --
Interest income                 (52,124)          --
    Total                     $  46,219       66,261

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.  Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1996 or any other future period.

  The financial information included in this interim report as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.
                             5

PART I

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash of $20,341 and temporary investments of $1,021,124. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses. Accrued expenses and other liabilities consisted primarily of property tax accruals and prepaid revenue from tenants.

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

During the quarter ended June 30, 1996, the Partnership distributed $163,830 to Limited Partners and $1,655 to the General Partner for a total of $165,485. Quarterly distributions were decreased beginning in the first quarter of 1996 due to the reduced cash flow that occurred subsequent to the repayment of the mortgage loan receivable and the resulting loss of interest income to the Partnership. During the ten-year term of the mortgage loan receivable, the Partnership recorded interest income on the mortgage loan receivable, including participation income, averaging approximately $590,000 per year.

A 42-month lease was executed on July 2, 1996 between the Partnership and a new tenant after a change in Systech Computer
Corporation's business requirements.   The new tenant is Integrated
Systems, Inc. ("ISI"). Effective August 15, 1996, ISI will lease 24,191 square feet of the Systech building. ISI will move into an additional 4,712 square feet in December 1996, and into 13,201 square feet in April 1998. This new lease also provides ISI with the right of first refusal for any additional space which may become available on the fourth floor of the building as a result of the early termination of the lease with Systech Computer Corporation. The rental rate for ISI begins at $10.13 per square foot per year and increases to $12.57 per square foot per year over the term of the lease. In addition to rent, ISI will pay their prorata share of property operating expenses which exceed those of 1995, the base year.
                             6

The lease between the Partnership and Systech Computer Corporation was amended in July 1996 to allow for a gradual decrease of leased square footage and early termination. By mid August 1996, Systech Computer Corporation will move out of the first two floors of the four story office building to accommodate occupancy by ISI.
Further reductions of leased space will occur in December 1996 and March 1998, and will be followed by the increase in space occupied by ISI. Per the amended lease terms, the current rental rate per square foot per year for this tenant has decreased from $13.68 to $11.52, and will increase to $12.96 over the remaining term of the lease. As with the original lease, Systech Computer Corporation will continue to pay their prorata share of property operating expenses in excess of their base year of 1995.

To compensate the Partnership for the potential vacancy of approximately 8,300 square feet on the fourth floor of the Systech building, and the rental rate for ISI which is lower than that currently paid by Systech Computer Corporation, the amendment to the lease requires that the tenant forfeit their security deposit of approximately $36,400, pay a $10,000 buy-out fee upon execution of the amendment and pay additional monthly rent totaling approximately $26,000 between July 1996 and March 1998. In addition, the amendment to the lease specifies that Systech Computer Corporation is responsible for the payment of brokerage fees associated with this lease restructuring process.

The Partnership's commitment of $84,400 for the final phase of tenant improvements at the Systech building is expected to be paid during the last half of 1996. The funding of these improvements will be from the working capital reserve.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and six-month periods ended June 30, 1996 and 1995, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period. Subsequent to January 31, 1996, the date of the payoff of the mortgage loan receivable, no interest was earned on that investment. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1995 to June 30, 1996 was attributable to depreciation on the Partnership properties. Cash and cash equivalents increased during the same period primarily due to the reserve held by the Partnership from the proceeds of the mortgage loan. Accrued property taxes at Volusia Point accounted for the increase in accrued expenses for this six-month period.
                             7

The increase in rental income for the three-month and six-month periods ended June 30, 1996 over the same periods in 1995 was primarily attributable to the March 1, 1995 commencement of the single tenant lease at the Systech building.  The decrease in interest income from the mortgage loan for the three-month and six-month periods ended June 30, 1996 was the result of the January 31,
1996 payoff of the receivable. Interest income on cash held by the Partnership increased during the three-month and six-month periods in 1996 as a result of the increase in cash and cash equivalents.
General and administrative expenses increased from the six-month period ended June 30, 1995 to the six-month period ended June 30,
1996 due to amortization of lease commissions for Systech.  The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated
accordingly.
                             8

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit.
                                                     Sequentially
Exhibit                                                Numbered
  No.              Description                           Page

  4   Restated Certificate and Agreement of Limited
      Partnership dated as of October 18, 1984,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated November 16, 1984, filed
      pursuant to Rule 424(b), Regis. No. 2-92845
      and incorporated herein by this reference.            __

 27   Financial Data Schedule                               11


(b) During the quarter ended June 30, 1996, there were no Current Reports on Form 8-K filed.
                             9

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


USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



August 12, 1996     BY:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



August 12, 1996     BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration and
                         Finance/Treasurer