Form 10-Q
period 1996-09-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1996-11-12
CIK 751468

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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
Condensed Balance Sheets

                                                      September 30,
                                                          1996       December 31,
                                                       (Unaudited)       1995
Assets
Rental properties, net                               $  10,102,535     10,438,578
Mortgage loan receivable from affiliate                         --      5,440,000
Temporary investments, at cost which
approximates market value-
    Money market fund                                    1,033,479        343,834
Cash                                                        76,884         23,003
  Cash and cash equivalents                              1,110,363        366,837

Accounts receivable                                         44,265         45,201
Deferred charges, at amortized cost, and
  other assets                                             383,661        410,731

                                                     $  11,640,824     16,701,347


Liabilities and Partners' Equity
Accounts payable, including amounts due
  to affiliates of $35,808 and $45,090               $      85,577         55,379
Accrued expenses and other liabilities                     151,552          8,510
Security deposits                                           62,140         65,996
         Total liabilities                                 299,269        129,885

Partners' equity:
  General Partner:
    Capital contribution                                     1,000          1,000
    Cumulative net income                                   88,922         86,257
    Cumulative distributions                              (182,184)      (177,220)
                                                           (92,262)       (89,963)
  Limited Partners (54,610 units):
    Capital contributions, net of
       offering costs                                   25,666,700     25,666,700
    Cumulative net income                                8,803,382      8,539,514
    Cumulative distributions                           (23,036,265)   (17,544,789)
                                                        11,433,817     16,661,425
          Total Partners' equity                        11,341,555     16,571,462

                                                     $  11,640,824     16,701,347


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Income
(Unaudited)
                                                      Three Months   Three Months
                                                          Ended          Ended
                                                      September 30,  September 30,
                                                          1996           1995
Income
Rental income                                        $     353,738        297,617
Interest from mortgage loan (note 1)                            --        154,285
Less direct expenses, including depre-
  ciation of $138,584 and $140,890                        (215,613)      (220,079)
     Net operating income                                  138,125        231,823
Interest income                                             14,355          5,279
     Total income                                          152,480        237,102

Expenses
General and administrative (note 1)                         49,985         50,875
Management fee (note 1)                                     19,629         21,250
     Total expenses                                         69,614         72,125

Net income                                           $      82,866        164,977

Net income per limited partnership unit              $        1.50           2.99

                                                       Nine Months    Nine Months
                                                          Ended          Ended
                                                      September 30,  September 30,
                                                          1996           1995
Income
Rental income                                        $   1,050,137        895,226
Interest from mortgage loan (note 1)                        52,124        457,768
Less direct expenses, including depre-
  ciation of $420,385 and $402,321                        (654,336)      (651,639)
     Net operating income                                  447,925        701,355
Interest income                                             75,645         20,448
     Total income                                          523,570        721,803

Expenses
General and administrative (note 1)                        202,249        198,015
Management fee (note 1)                                     54,788         61,579
     Total expenses                                        257,037        259,594

Net income                                           $     266,533        462,209

Net income per limited partnership unit              $        4.83           8.38


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Nine months ended September 30, 1996 and 1995
(Unaudited)

                                                          1996           1995

Cash flows from operating activities:
  Net income                                         $     266,533        462,209
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation                                          420,385        402,321
     Amortization                                           33,573         23,237
     Decrease (increase) in accounts receivable                936         (1,821)
     Increase in deferred charges and other assets          (6,503)      (142,239)
     Increase in accounts payable, accrued expenses
       and other liabilities                               169,384        137,152

       Cash provided by operating activities               884,308        880,859

Cash flows from investing activities:
  Additions to rental properties                           (84,342)      (560,706)
  Proceeds from mortgage loan receivable                 5,440,000              --

       Cash provided by (used in) investing activities   5,355,658       (560,706)

Cash flows used in financing activities-
  Distributions to partners                             (5,496,440)      (661,940)

Net increase (decrease) in cash and cash equivalents       743,526       (341,787)

Cash and cash equivalents at beginning of period           366,837        795,676

Cash and cash equivalents at end of period           $   1,110,363        453,889


See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Notes to Condensed Financial Statements
September 30, 1996
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the nine-month period ended September 30, 1996:

                                           Quorum
                              USAA       Real Estate
                          Real Estate     Services
                            Company      Corporation
Reimbursement
  of expenses (a)       $      89,270         46,508
Management fees                54,788         39,169
Lease commissions                  --         13,134
Mortgage servicing fees         1,115             --
Interest income               (52,124)            --
    Total               $      93,049         98,811

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.  Other

    Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1996 or any other future period.

    The financial information included in this interim report as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                              PART I

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash of $76,884 and temporary investments of $1,033,479. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted primarily of amounts due from tenants at Volusia Point. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses. Accrued expenses and other liabilities consisted of property tax accruals, security deposits and prepaid revenue from tenants.

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

During the quarter ended September 30, 1996, the Partnership distributed $163,830 to Limited Partners and $1,655 to the General Partner for a total of $165,485. Quarterly distributions were decreased beginning in the first quarter of 1996 due to the reduced cash flow that occurred subsequent to the repayment of the mortgage loan receivable and the resulting loss of interest income to the Partnership. During the ten-year term of the mortgage loan receivable, the Partnership recorded interest income on the mortgage loan receivable, including participation income, averaging approximately $590,000 per year.

A 42-month lease was executed on July 2, 1996 between the Partnership and a new tenant after a change in Systech Computer
Corporation's business requirements.   The new tenant is Integrated
Systems, Inc. ("ISI"). In August, ISI occupied 24,191 square feet of the Systech building. The lease provides for scheduled increases of 4,712 square feet in December 1996 and 13,201 in April 1998, following vacancy of those spaces by Systech Computer Corporation. The lease also provides ISI with the right of first refusal for any additional space which may become available on the fourth floor of the building as a result of the early termination of the lease with Systech Computer Corporation. The rental rate for ISI began at $10.13 per square foot per year and will increase to $12.57 per square foot per year over the term of the lease. In addition to rent, ISI will pay their prorata share of property operating expenses which exceed those of 1995, the base year.

The lease between the Partnership and Systech Computer Corporation was amended in July 1996 to allow for the gradual decrease of leased square footage and early termination. In August 1996, Systech Computer Corporation moved out of the first two floors of the four story office building to accommodate occupancy by ISI. Systech Computer Corporation's lease obligation will be further reduced in December 1996 and March 1998, and will be followed by the increases in space occupied by ISI.

The rental rate for ISI is lower than the rate paid by Systech Computer Corporation. To compensate the Partnership for this difference and the potential vacancy of approximately 8,300 square feet on the fourth floor of the Systech building, the tenant forfeited their security deposit of approximately $36,400, paid a $10,000 buy-out fee and was responsible for payment of brokerage fees associated with this lease restructuring process. In addition to payment of these fees, Systech's current rental rate was increased from $11.04 to $11.53 per square foot per year, and will increase to $12.98 over the remaining term of the lease.

Approximately $74,800 of the Partnership's commitment of $84,400 for the final phase of tenant improvements at the Systech building has been expended. The balance is expected to be paid during the last quarter of 1996. The funding of these improvements is from the working capital reserve of the Partnership.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and nine-month periods ended September 30, 1996 and 1995, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period. Subsequent to January 31, 1996, the date of the payoff of the mortgage loan receivable, no interest was earned on that investment. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1995 to September 30, 1996 was attributable to depreciation on the Partnership properties, and was offset by the tenant improvements at the Systech building. Cash and cash equivalents increased during the same period primarily due to the reserve held by the Partnership from the proceeds of the mortgage loan. Amortization of lease commissions for the Systech building caused the decrease in deferred charges. The increase in accounts payable reflected timing in payment of property operating expenses at the Systech building. An increase of approximately $82,000 in accrued property taxes at Volusia Point and the receipt of prepaid revenue of approximately $30,000 from each of the Partnership properties accounted for the increase in accrued expenses for this nine-month period.
                                  7

The increase in rental income for the three-month period ended September 30, 1996 from the three-month period ended September 30, 1995 reflected the forfeiture of Systech Computer Corporation's security deposit per the amended lease terms. The increase in rental income for the nine-month period ended September 30, 1996 over the same period in 1995 was primarily attributable to the March 1, 1995 commencement of the single tenant lease at the Systech building and was further impacted by the security deposit forfeiture at that property. The decrease in interest income from the mortgage loan for the three-month and nine-month periods ended September 30, 1996 was the result of the January 31, 1996 payoff of the receivable. Interest income on cash held by the Partnership increased during the three-month and nine-month periods in 1996 as a result of the increase in cash and cash equivalents held by the Partnership.

General and administrative expenses remained stable overall from the three-month and nine-month periods ended September 30, 1995 to September 30, 1996. Legal expenses increased during this nine-month period due to the lease restructing at the Systech building. Amortization expense on lease commissions at the Systech building also increased during this nine-month period. These increases in general and administrative expenses were offset by a decrease in printing charges and the mortgage servicing fee subsequent to the January 1996 payoff of the mortgage loan receivable. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.

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


(b) During the quarter ended September 30, 1996, there were no Current Reports on Form 8-K filed.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



November 12, 1996   BY:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



November 12, 1996   BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration and
                         Finance/Treasurer