Form 10-K405
period 1996-12-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1997-03-25
CIK 751468

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1996
                                or
( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

       Competitive conditions for the Partnership's properties in 1996 were as follows:

       Volusia Point Shopping Center, located in Daytona Beach, Florida is in the northwestern portion of Volusia County, at the corner of U.S. Highway 92 (Volusia Avenue) and Bill Francis Boulevard. The shopping center is in close proximity to the Volusia Mall, the Daytona International Speedway and the new Daytona USA International Racing Center which opened in mid 1996. The location of the shopping center allows the retail tenants to take advantage of the significant volume of traffic that is attracted to the area. Occupancy at Volusia Point increased throughout 1996 to 92% at year end, compared to approximately 95% in the surrounding retail market. Lease rates at Volusia Point during the fourth quarter are competitive with retail centers in the area and range from $9.50 to $11.50 per square foot, net of operating expenses. Due to the occupancy level at Volusia Point and the stability of the market surrounding the property, management believes the property is well positioned to sell. Volusia Point Shopping Center will be actively marketed for sale in 1997; however, no formal plan exists for the ultimate disposition of the property.

       The Systech building, located in northern San Diego, California, was vacated in August 1993 upon the lease expiration of the prior single tenant, and remained vacant throughout 1994 during building renovations and improvements and re-tenanting efforts. A lease for approximately 79% of the building commenced in March 1995 with Systech Computer Corporation; the lease provided for an increase in occupancy to 98% in March 1996.
After a change in their business requirements, the lease with Systech Computer Corporation was amended in July 1996 to allow for scheduled decreases in occupied square footage. At the same time, a 42-month lease was executed with Integrated Systems, Inc. ("ISI"). ISI is scheduled to occupy additional space as Systech Computer Corporation downsizes throughout the remainder of their lease term which expires in March 1998. As a result of the above leasing activity, the Systech building was 100% leased as of December 31, 1996. During the years ended December 31, 1996 and 1995, the Partnership recorded rental income of approximately $493,000 and $414,000, respectively, from a major tenant in the computer industry. This income represented approximately 35% and 37% of total rental income of the Partnership for 1996 and 1995, respectively.

       Due to the configuration of the Systech building, it competes in both the office and research and development ("R&D") markets of the Sorrento Valley submarket of San Diego. By the end of 1996, occupancy in the San Diego office and R & D markets was approximately 91% and 97%, respectively. The markets surrounding the Systech building are stable. As a result, management is currently analyzing the feasibility of marketing this property for sale in the near term.

       Plaza on the Lake, located in Austin, Texas, was the underlying asset for the mortgage loan funded by the Partnership. On January 31, 1996, per the terms of the loan documents, the Partnership received the full principal balance of $5,440,000 of the mortgage loan receivable from the borrower.

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

Item 2.  Properties

       The Partnership owns the properties described below as of
December 31, 1996.   Also described is the property underlying
the mortgage loan funded by the Partnership.

Location                     Description of Property

Daytona Beach, Florida      Volusia Point Shopping Center: A
                            shopping center containing 76,579
                            gross rentable square feet situated
                            on approximately 9 acres.  As of
                            December 31, 1996, the property was
                            92% leased and average monthly
                            rental was approximately $61,000.
                            There are lease expirations totaling
                            approximately 3% of total square
                            footage in 1997 which are subject to
                            market risk.  There is no debt on
                            this property.  The Partnership has
                            100% fee-simple ownership.

San Diego, California       Systech building:  An office
                            building containing 54,094 gross
                            rentable square feet situated on
                            approximately 2 acres of land.  As
                            of December 31, 1996, the property
                            was 100% leased and average monthly
                            rental was approximately $49,000.
                            There are no lease expirations in
                            1997.  There is no debt on this
                            property.  The Partnership has 100%
                            fee-simple ownership.

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

       See notes 3, 4, 5 and 8 of Notes to Financial Statements in Item 8 for further discussion relating to the properties and encumbrances thereon.

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

       As of December 31, 1996, there were 6,370 Limited
Partners of the Partnership, owning an aggregate of 54,610 Units.

       During the year ended December 31, 1996, quarterly distributions totaling $709,930 and $7,171 were distributed to the Limited Partners and the General Partner, respectively, for a total of $717,101 in cash distributions. In addition, a special distribution of approximately $4,999,986 was made in March 1996 to Limited Partners after the payoff of the mortgage loan receivable on Plaza on the Lake. The return of capital portion of the total 1996 distributions was $5,357,405 and $3,610 for the Limited Partners and General Partner, respectively.

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

Item 6.  Selected Financial Data

              USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
              YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                               1996       1995       1994        1993       1992
Rental Income              $ 1,397,128  1,199,715    849,543   1,605,142  2,037,965
Interest Income                141,182    639,040    655,982     653,526    644,419
Net Income (Loss)              356,072    647,257    436,049  (5,375,196) 1,561,858
Net Income (Loss) per
   Limited Partnership
   Unit (1)                       6.46      11.73       7.90      (97.44)     28.31
Taxable Income (Loss)          (46,201)    (1,224)  (116,064)    747,432  1,602,750
Taxable Income (Loss) per
   Limited Partnership
   Unit (1)                      (0.84)     (0.02)     (2.10)      13.55      29.05
Cash Distributions           5,717,087    882,586    882,585   1,103,233  1,820,333
Cash Distributions per
   Limited Partnership
   Unit (2)                     104.56      16.00      16.00       20.00      33.00
Total Assets at Period End  11,396,279 16,701,347 16,968,881  17,380,331 24,082,797

(1)  Based on limited partnership units issued at period end and net income
     (loss) / taxable income (loss) allocated to Limited Partners.

(2) Based on limited partnership units issued at each quarter end and cash distributions allocated to Limited Partners with the exception of the special distribution of $91.56 per limited partnership unit that was paid in March 1996 which was based on the limited partnership units outstanding at January 31, 1996, the date of the mortgage loan payoff.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Partnership had cash of $46,204 and temporary investments of $926,892. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants at Volusia Point and the Systech building. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of security deposits and prepaid revenue from tenants.

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

In addition to the distribution of funds from the mortgage loan payoff, the Partnership distributed $709,930 to Limited Partners and $7,171 to the General Partner during 1996 for a total of $717,101, or $13.00 per Limited Partnership unit. Quarterly distributions were decreased from $4.00 per unit to $3.00 per unit beginning in the first quarter of 1996 due to the reduced cash flow that occurred subsequent to the repayment of the mortgage loan receivable and the resulting loss of interest income to the Partnership. During the ten-year term of the mortgage loan receivable, the Partnership recorded interest income on the mortgage loan receivable, including participation income, averaging approximately $590,000 per year.

Quarterly distributions were increased in the fourth quarter of 1996 from $3.00 to $4.00 per Limited Partnership unit. Management evaluates reserves and the availability of funds for distribution to the Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments.

Volusia Point Shopping Center, located in Lakeland, Florida will be actively marketed for sale in 1997; however, no formal plan exists for the ultimate disposition of the property. Management believes that the property is well positioned to sell due to its occupancy level and the stability of the surrounding Daytona Beach market. The Sorrento Valley market where the Systech building is located is also stable. Management is currently analyzing the feasibility of also selling the Systech building in the near future.

At the Systech building, a 42-month lease was executed in July 1996 between the Partnership and a new tenant after a change in Systech Computer Corporation's business requirements. The new tenant is Integrated Systems, Inc. ("ISI"). In August, ISI occupied 24,191 square feet of the Systech building. Prior to the scheduled date of December 1996, ISI moved into an additional 4,712 square feet. The lease provides for a subsequent addition of 13,201 square feet in April 1998, following vacancy of that space by Systech Computer Corporation. The lease also provides ISI with the right of first refusal for any additional space which may become available on the fourth floor of the building as a result of the early termination of the lease with Systech Computer Corporation. The rental rate for ISI began at $10.13 per square foot per year and will increase to $12.57 per square foot per year over the term of the lease. In addition to rent, ISI will pay their pro rata share of property operating expenses which exceed those of 1995, the base year.

The lease between the Partnership and Systech Computer Corporation was amended in July 1996 to allow for the gradual decrease of leased square footage and early termination. In August 1996, Systech Computer Corporation moved out of the first two floors of the four story office building to accommodate occupancy by ISI. Systech Computer Corporation's lease obligation was further reduced in December 1996 by the 4,712 square feet ISI expanded into; a further reduction is scheduled to occur in March 1998, and will again be followed by the increases in space occupied by ISI.

The rental rate for ISI is lower than the rate paid by Systech Computer Corporation. To compensate the Partnership for this difference and the potential vacancy of approximately 8,300 square feet on the fourth floor of the Systech building, the tenant forfeited their security deposit of approximately $36,400, paid a $10,000 buy-out fee and was responsible for payment of brokerage fees and legal fees associated with this lease restructuring process. In addition to payment of these fees, Systech's current rental rate was increased from $11.04 to $11.53 per square foot per year, and will increase to $12.98 over the remaining term of the lease.

Approximately $75,000 of the Partnership's commitment for the final phase of tenant improvements at the Systech building was expended as of December 31, 1996. The original $84,400 allowance for the improvements was increased to approximately $97,000 to allow for HVAC improvements. The balance of approximately $22,000 was paid in January 1997 and was funded from the working capital reserve of the Partnership.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For each of the years in the three-year period ended December 31, 1996, income was generated from rental income from the income producing properties, interest income and participation income earned on the mortgage loan and interest income earned on the funds invested in temporary investments. As there was no lease in force at the Systech building from August 1993 through February 1995, no income was generated by that property during that period. Subsequent to January 31, 1996, the date of the payoff of the mortgage loan receivable, no interest was earned on that investment. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1995 to December 31, 1996 was attributable to depreciation on the Partnership properties, and was offset by the tenant improvements at the Systech building. Cash and cash equivalents increased during the same period primarily due to the reserve held by the Partnership from the proceeds of the mortgage loan payoff. The increase in accounts receivable from December 31, 1995 to December 31, 1996 reflects outstanding reimbursement of property operating expenses from tenants at the Systech building. Amortization of lease commissions for the Systech building caused the decrease in deferred charges. The increase in accounts payable reflected timing of payment of tenant improvements at the Systech building. The receipt of prepaid revenue from a tenant at the Systech building accounted for the increase in accrued expenses from December 31, 1995 to December 31, 1996.

The increases in rental income from the twelve-month period ended December 31, 1994 to December 31, 1995 and from the twelve-month period ended December 31, 1995 to December 31, 1996 reflected the March 1, 1995 commencement of a single-tenant lease at the Systech building. The increase in rental income from 1995 to 1996 was also impacted by Systech Computer Corporation's forfeiture of their $36,456 security deposit, payment of a $10,000 fee related to the lease restructuring and receipt of reimbursable property operating expenses subsequent to the 1995 base year of the leases at the Systech building.

Occupancy at Volusia Point remained fairly consistent at 92%, 88% and 93% at December 31, 1996, 1995 and 1994, respectively. The increase in rental income at Volusia Point from the year ended December 31, 1995 to December 31, 1996 that resulted from the increase in occupancy was offset by a decrease in percentage rent during the same period.

The decrease in interest income from the mortgage loan receivable for the year ended December 31, 1996 from the two prior years reflected the January 31, 1996 payoff of the receivable.
Interest income on cash held by the Partnership fluctuated during the three-year period ended December 31, 1996 as a result of the changes in cash and cash equivalents held by the Partnership.

The increases in direct expenses during the three-year period ended December 31, 1996 was consistent with the increase in depreciation on the tenant and building improvements at the Systech building. This increase in depreciation expense from 1995 to 1996 was partially offset by increases in reimbursements of property operating expenses from tenants at the Systech building during the same time period.

General and administrative expenses remained stable overall during each of the years in the three-year period ended December 31, 1996. Printing charges decreased in each of the years in the three-year period ended December 31, 1996. The decrease from 1994 to 1995 reflected savings realized on annual reports to investors. Legal charges were higher for the year ended December 31, 1994 than for the years ended December 31, 1995 and 1996 due to pending litigation at both of the Partnership properties during 1994. The mortgage loan servicing fee decreased as a result of the payoff of the mortgage loan receivable in January 1996. These decreases in printing and legal charges and the mortgage loan servicing fee were offset by increases in amortization expense on lease commissions at the Systech building.

The Partnership's management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in the management fee for the year ended December 31, 1996 from the prior year reflected the decrease in revenue resulting from the maturity of the mortgage loan receivable. The increase in the management fee for the year ended December 31, 1995 from the prior year resulted from the increase in rental revenue at the Systech building.

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

Item 8.  Financial Statements and Supplementary Data

            USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                                                1996           1995
ASSETS
Rental properties, net (note 3)                           $   9,964,683     10,438,578
Mortgage loan receivable from affiliate (note 4)                     --      5,440,000
Temporary investments at cost which approximates
    market value -
       Money market fund                                        926,892        343,834
Cash                                                             46,204         23,003
   Cash and cash equivalents                                    973,096        366,837
Accounts receivable                                              72,175         45,201
Deferred charges, at amortized cost, and other
  assets                                                        386,325        410,731

                                                          $  11,396,279     16,701,347

LIABILITIES AND PARTNERS' EQUITY
Accounts payable, including amounts due to
  affiliates of $27,907 and $45,090 (note 6)              $      83,582         55,379
Accrued expenses                                                 35,634          8,510
Security deposits                                                66,616         65,996
         Total liabilities                                      185,832        129,885

Partners' equity:
  General Partner:
    Capital contribution                                          1,000          1,000
    Cumulative net income                                        89,818         86,257
    Cumulative distributions                                   (184,391)      (177,220)
                                                                (93,573)       (89,963)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs             25,666,700     25,666,700
    Cumulative net income                                     8,892,025      8,539,514
    Cumulative distributions                                (23,254,705)   (17,544,789)
                                                             11,304,020     16,661,425
          Total Partners' equity                             11,210,447     16,571,462

                                                          $  11,396,279     16,701,347


See accompanying notes to financial statements.

            USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994
                                                                1996           1995           1994
INCOME
Rental income                                             $   1,397,128      1,199,715        849,543
Interest from mortgage loan (notes 4 and 6)                      52,124        612,757        605,535
Less direct expenses, including depreciation
  of $572,255, $543,494 and $431,171                           (863,601)      (861,541)      (766,591)
     Net operating income                                       585,651        950,931        688,487

Interest income (note 6)                                         89,058         26,283         50,447

     Total income                                               674,709        977,214        738,934

EXPENSES
General and administrative (note 6)                             250,744        252,165        253,560
Management fee (note 6)                                          67,893         77,792         49,325
     Total expenses                                             318,637        329,957        302,885

Net income                                                $     356,072        647,257        436,049

Net income per limited partnership unit                   $        6.46          11.73           7.90



See accompanying notes to financial statements.

            USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

                                                              General        Limited
                                                              Partner        Partners        Total
Balances at December 31, 1993                             $     (83,144)    17,336,471     17,253,327

Net income                                                        4,360        431,689        436,049
Cash distributions                                               (8,825)      (873,760)      (882,585)
Balances at December 31, 1994                                   (87,609)    16,894,400     16,806,791

Net income                                                        6,472        640,785        647,257
Cash distributions                                               (8,826)      (873,760)      (882,586)
Balances at December 31, 1995                                   (89,963)    16,661,425     16,571,462

Net income                                                        3,561        352,511        356,072
Cash distributions                                               (7,171)    (5,709,916)    (5,717,087)
Balances at December 31, 1996                             $     (93,573)    11,304,020     11,210,447



See accompanying notes to financial statements.

            USAA REAL ESTATE INCOME INVESTMENTS LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994

                                                                1996           1995           1994
Cash flows from operating activities:
  Net income                                              $     356,072        647,257        436,049
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                              572,255        543,494        431,171
      Amortization                                               44,937         34,290          9,467
      Loss on early retirement of assets                             --             --          2,465
      Decrease (increase) in accounts receivable                (26,974)        (9,297)        65,380
      Increase in deferred charges and other assets             (20,531)      (168,240)      (194,539)
      Increase (decrease) in accounts payable,
        accrued expenses and other liabilities                   55,947        (32,205)        35,086

          Cash provided by operating activities                 981,706      1,015,299        785,079

Cash flows from investing activities:
  Additions to rental properties                                (98,360)      (561,552)      (684,626)
  Proceeds from mortgage loan receivable                      5,440,000             --             --
          Cash provided by (used in) investing activities     5,341,640       (561,552)      (684,626)

Cash flows used in financing activities -
  Payment of distributions                                   (5,717,087)      (882,586)      (882,585)

Net increase (decrease) in cash and cash equivalents            606,259       (428,839)      (782,132)

Cash and cash equivalents at beginning of year                  366,837        795,676      1,577,808

Cash and cash equivalents at end of year                  $     973,096        366,837        795,676



See accompanying notes to financial statements.

              USAA REAL ESTATE INCOME INVESTMENTS I
                       LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                 December 31, 1996, 1995 and 1994

1.       Organization, Summary of Significant Accounting Policies and
         Other

         USAA Real Estate Income Investments I Limited Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable. The General Partner, USAA Investors I, Inc., is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association ("USAA").

         At December 31, 1996, the Partnership owned a shopping center located in Daytona Beach, Florida and an office building located in San Diego, California. The
         Partnership's revenue is subject to changes in the economic environments of these areas.

         Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("Statement 121"). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. The assessment for and measurement of impairment is based upon the undiscounted future cash flows and fair value, respectively, of the individual real estate properties. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements are not considered impaired. The adoption of Statement 121 had no financial statement impact.

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

         Rental income is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Rental income recognized was $15,873, $65,461 and $68,669 more than the amount due per the lease agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

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

         Cash distributions per limited partnership unit were $104.56 during 1996 and $16.00 during 1995 and 1994. The distributions of $13.00, $16.00 and $16.00 per limited partnership unit paid during the years ended December 31, 1996, 1995 and 1994, respectively, were based on the limited partnership units outstanding at each quarter end and the cash distributions allocated to Limited Partners. The additional distribution of $91.56 per limited partnership unit that was paid in March 1996 was based on the limited partnership units outstanding at January 31, 1996, the date of the mortgage loan payoff. See note 4.

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

3.       Rental Properties

         Rental properties at December 31 consisted of the following:

                                         1996             1995

         Buildings and improvements  $13,710,277       13,611,917
         Land                          2,282,163        2,282,163
                                      15,992,440       15,894,080
         Less accumulated
          depreciation                (6,027,757)      (5,455,502)
                                     $ 9,964,683       10,438,578

4.       Mortgage Loan Receivable from Affiliate

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

         On January 31, 1996, in accordance with the terms of the mortgage loan agreement between USAA Real Estate Income Investments I Limited Partnership and USAA Real Estate Company, the principal balance of the $5,440,000 mortgage loan receivable was received by the Partnership and the underlying note paid in full. Approximately $5,000,000 of the proceeds from the loan payoff, or $91.56 per Limited Partnership unit, was distributed to the Limited Partners during the first quarter of 1996.

         In addition to the interest income, the Partnership received 3.2% of the gross revenues of the property through year six and 3.84% in years seven through ten. The Partnership recorded interest income on the mortgage loan receivable of $52,124, $612,757 and $605,535, which includes $5,921,
         $68,757 and $61,535 in participation income for the years ended December 31, 1996, 1995 and 1994, respectively.

         The following is summarized financial information for the years ended December 31 for Plaza on the Lake, the underlying property of the mortgage loan receivable.

                                        1995        1994
           Rental income             $1,594,840   1,520,306
           Net loss                     (77,393)   (274,968)
           Net rental property at
             period end               7,659,893   7,702,603
           Total assets at period
             end                      8,169,336   8,174,974
           Mortgage payable at
             period end               5,440,000   5,440,000
           Total liabilities at
             period end               5,782,150   5,761,506

        Financial information for Plaza on the Lake for fiscal year 1996 is not included as the mortgage loan receivable was paid in full in January 1996.

5.      Minimum Future Rentals

        Operating leases with tenants have remaining terms from one to twelve years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Income is recognized under the operating method, whereby aggregate rentals are reported as income on the straight-line basis over the life of the lease. Approximate minimum future rentals are as follows:

                         1997            $ 1,319,000
                         1998              1,235,000
                         1999              1,096,000
                         2000                384,000
                         2001                222,000
                      Thereafter           1,073,000
                                         $ 5,329,000

6.      Transactions With Affiliates

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

        A summary of transactions with affiliates follows:

                                                                           MORTGAGE
                           REIMBURSEMENT  INTEREST MANAGEMENT    LEASE    SERVICING
                          OF EXPENSES (1)  INCOME     FEES    COMMISSIONS    FEES     TOTAL
USAA Mutual Fund, Inc.:
     1996                 $           --        --         --          --          --        --
     1995                             --       (18)        --          --          --       (18)
     1994                             --      (363)        --          --          --      (363)

USAA Real Estate Company:
     1996                        117,027   (52,124)    67,893          --       1,115   133,911
     1995                        112,413  (612,757)    77,791          --      13,600  (408,953)
     1994                        136,978  (605,535)    49,325          --      12,427  (406,805)

Quorum Real Estate
Services Corporation:
     1996                         60,609        --     48,992      17,282         --    126,883
     1995                         19,550        --     40,089      16,273         --     75,912
     1994                         15,832        --     29,205      15,745         --     60,782

(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

7.   Income Taxes

     A reconciliation of financial statement net income to taxable loss follows:

                                  1996         1995         1994
     Net income-financial
       statement basis         $ 356,072      647,257      436,049
     Adjusted by:
     Increase in deferred rent   (15,600)     (65,461)     (66,001)
     Repairs and maintenance
       capitalized                    --           --       33,728
     Excess tax depreciation over
       financial statement
       depreciation             (412,660)    (441,114)    (531,939)
     Prepaid rent                 27,933      (10,420)       8,407
     Other reconciling items      (1,946)       1,638        3,692
     Tax loss on disposal
       of asset                       --     (133,124)          --
     Taxable loss              $ (46,201)      (1,224)    (116,064)

8.   Major Customer Information

     During the years ended December 31, 1996 and 1995, the Partnership recorded rental income of approximately $493,000 and $414,000, respectively, from a major tenant in the computer industry. This income represented approximately 35% and 37% of total rental income for 1996 and 1995, respectively. There is no applicable major customer information for the year ended December 31, 1994.

9.   Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value because of the short-term nature of these instruments.

                    INDEPENDENT AUDITORS' REPORT

THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                         /s/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP

San Antonio, Texas
January 29, 1997

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not Applicable.

                              Part III

Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Investors
I, Inc., a Texas corporation.

       As of January 1, 1997, the directors and executive officers of the General Partner were as follows:

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

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       Stephen S. King           Assistant Vice President -
                                 Western Region

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

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 56, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; past member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; past member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign, as well as the President of the Alamo Area Council of Boy Scouts of America; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of the Board of Directors of the San Antonio Economic Development Foundation; member of Board of Trustees for the United Way of San Antonio and Bexar County; and a member of the Board of Directors of the American Industrial Properties REIT
(AIP).

       T. Patrick Duncan, 47, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real

Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Boards of Accounting, the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Managers and the Pension Real Estate Association. Mr. Duncan serves on the Board of Trustees and is Chairman of the Finance Committee of the Daughters of Charity; and Board member of the North San Antonio Chamber of Commerce, as well as Chairman of its Governmental Affairs Council. Mr. Duncan is a Board member of Meridian Industrial Trust and American Industrial Trust, two public REITs traded on the New York Stock Exchange. Mr. Duncan serves on various committees of these two entities.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., Quorum Real Estate Services Corporation, USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association, the San Antonio Bar Association, and the American Corporate Counsel Association.

       Martha J. Barrow, 49, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to her joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accounts. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American University and an Master of Business Administration from St. Mary's University. She is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Council of Real Estate Investment Fiduciaries (NCREIF), and the American Real Estate Society
(ARES).

       S. Wayne Peacock, 38, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 40, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and an Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds memberships in the National Association of Real Estate Companies and the National Council of Real Estate Investments Fiduciaries. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 42, is Assistant Vice President, Real Estate Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc.,
L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. Ms. Wallace serves on the Board of Governors for the Affordable Housing Investors Council.

         David M. Holmes, 36, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. Mr. Holmes currently oversees over 2 million square feet of office and industrial development. He also acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant for Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and as a member of the Finance Committee of the San Antonio Public Library.

       Stephen S. King, 40, is Assistant Vice President -
Western Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics.

Mr. King is a licensed California Broker, a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA), the National Association of
Realtors, and the Lincoln Club of Orange County.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the captions "Compensation and Fees to the General Partner, Advisor and Affiliates" at pages 12-17 and "Taxable Income and Tax Losses and Cash Distributions" at pages 44-46 of the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as Exhibit 99.b, and are incorporated herein by this reference. For the year ended December 31, 1996, the General Partner received cash distributions of $7,171.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

               Name and           Amount and
               Address of         Nature of
  Title of     Beneficial         Beneficial          Percent
  Class        Owner              Ownership (1)       of Class

  Units of     USAA Investors     6,035 Units of        11.05%
  Limited      I, Inc. (General   Limited Partnership
  Partnership  Partner)(2)        Interests
  Interests    8000 Robert F.
               McDermott Fwy.,
               IH 10 West,
               Suite 600
               San Antonio, Texas

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

       A summary of transactions with affiliates follows for the three years ended December 31, 1996, 1995 and 1994:

                                                                           MORTGAGE
                           REIMBURSEMENT  INTEREST MANAGEMENT    LEASE    SERVICING
                          OF EXPENSES (1)  INCOME     FEES    COMMISSIONS    FEES     TOTAL
USAA Mutual Fund, Inc.:
     1996                 $           --        --         --          --          --         --
     1995                             --       (18)        --          --          --        (18)
     1994                             --      (363)        --          --          --       (363)

USAA Real Estate Company:
     1996                        117,027   (52,124)    67,893          --       1,115    133,911
     1995                        112,413  (612,757)    77,791          --      13,600   (408,953)
     1994                        136,978  (605,535)    49,325          --      12,427   (406,805)

Quorum Real Estate
Services Corporation:
     1996                         60,609        --     48,992      17,282          --    126,883
     1995                         19,550        --     40,089      16,273          --     75,912
     1994                         15,832        --     29,205      15,745          --     60,782

(1) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up items normally considered as overhead.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this Report.

(a) 1.  Financial Statements

       The following financial statements, notes to financial statements and independent auditors' report are included in Part
II Item 8:

       Balance Sheets as of December 31, 1996 and 1995

       Statements of Income for the years ended
        December 31, 1996, 1995 and 1994

       Statements of Partners' Equity for the years ended
        December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994

       Notes to Financial Statements

       Independent Auditors' Report

    2.  Financial Statement Schedules

       Real Estate and Accumulated Depreciation as of
        December 31, 1996 (Schedule III)

       Independent Auditors' Report

      All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

    3.  Exhibits

Exhibit
 No.    Description

 3.a Restated Certificate and Agreement of Limited Partnership of Limited Partnership dated as of October 18, 1984, incorporated as Exhibit A to the Partnership's Prospectus dated November 16, 1984, filed pursuant to Rule 424(b),(Regis. No.2-92845) and incorporated herein by this reference.

27      Financial Data Schedules

99.a "Glossary of Terms Used in Prospectus" pages 64-70 contained in the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b) (Regis. No. 2-92845).

99.b "Compensation and Fees to the General Partner, Advisor and Affiliates" at pages 12-17 and "Taxable Income and Tax Losses and Cash Distributions" at pages 44-46 of the Prospectus dated November 16, 1984, filed pursuant to Rule 424(b)(Regis. No. 2-92845.)

(b)  Reports filed on Form 8-K

        During the quarter ended December 31, 1996, there were no Current Reports on Form 8-K filed.

(d)   The following Plaza on the Lake Financial Statements and
Financial Statement Schedules are filed as part of this report:

      FINANCIAL STATEMENTS:

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

      Independent Auditors' Report on Financial Statements and Financial Statement Schedules

      FINANCIAL STATEMENT SCHEDULES:

      Valuation and Qualifying Accounts for the years ended
        December 31, 1995, 1994 and 1993 (Schedule II)

      Real Estate and Accumulated Depreciation as of
        December 31, 1995 (Schedule III)

    Financial information for Plaza on the Lake for fiscal year 1996 is not included in this Form 10-K. The mortgage loan secured by Plaza on the Lake was paid in full to USAA Real Estate Income Investments I Limited Partnership in January 1996 and the financial information on the property underlying the mortgage loan is therefore no longer required.

    All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

SCHEDULE III  USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 1996

                                                                                      Cost Capitalized
                                                             Initial cost to            Subsequent to
                                                               Partnership               Acquisition
                                                                        Buildings
     Year of            Date                                               and        Improve-    Carrying
   Construction       Acquired       Description           Land       Improvements      ments       Costs
       1984        Sept 30, 1985  Volusia Point
                                  Shopping Center
                                  Daytona Beach, FL    $  1,800,000     6,890,958       720,254       --


       1982        June 11, 1986  Systech Building
                                  San Diego, CA           1,532,876    10,509,494     1,266,177       --

                                                       $  3,332,876    17,400,452     1,986,431       --


                        Gross Amount at Which
                         Carried at Close of
                               Period
                                      Buildings      Total Investment  Accumulated     Related
                                         and            Properties    Depreciation    Mortgages
   Description        Land (5)       Improvements        (2) (4)        (1) (3)        Payable
Volusia Point
Shopping Center
Daytona Beach, FL      1,800,000          7,383,894        9,183,894     2,765,012           --


Systech Building
San Diego, CA            482,163          6,326,383        6,808,546     3,262,745           --

                       2,282,163         13,710,277       15,992,440     6,027,757           --

SCHEDULE III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings.  Tenant improvements are amortized over the life of the related lease using the straight-line method.
(2) Reconciliation of real estate:
    Balance at December 31, 1993                          $ 14,824,256
      Additions during period-improvements     $ 684,626
      Less:  Retirements                         (16,516)      668,110
    Balance at December 31, 1994                            15,492,366
      Additions during period-improvements       561,552
      Less:  Retirements                        (159,838)      401,714
    Balance at December 31, 1995                            15,894,080
      Additions during period-improvements        98,360
      Less:  Retirements                              --        98,360
    Balance at December 31, 1996                          $ 15,992,440


(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1993                          $  4,654,726
      Depreciation during period               $ 431,171
      Less:  Retirements                         (14,051)      417,120
    Balance at December 31, 1994                             5,071,846
      Depreciation during period                 543,494
      Less:  Retirements                        (159,838)      383,656
    Balance at December 31, 1995                             5,455,502
      Depreciation during period                 572,255
      Less:  Retirements                              --       572,255
    Balance at December 31, 1996                          $  6,027,757

(4) The aggregate cost of real estate at December 31, 1996 for Federal income tax purposes is $22,802,414.

(5) There were no additions to land subsequent to acquisition.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

THE PARTNERS
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP:

Under date of January 29, 1997, we reported on the balance sheets of USAA Real Estate Income Investments I Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                               /s/KPMG PEAT MARWICK LLP
                                               KPMG PEAT MARWICK LLP



San Antonio, Texas
January 29, 1997

                        PLAZA ON THE LAKE
                          BALANCE SHEETS
                    DECEMBER 31, 1995 and 1994
                                                            1995           1994
ASSETS
Rental property, net (notes 2, 3 and 5)                $   7,659,893      7,702,603
Accounts receivable, net of allowance
    for doubtful accounts of $30,000
    and $11,000                                               65,676         54,742
Notes receivable from tenants (note 6)                        39,795         90,738
Deferred rent and other assets, at
    amortized cost, net of allowance of
    $664,912 in 1995 and 1994 (notes 4 and 6)                403,972        326,891

                                                       $   8,169,336      8,174,974

LIABILITIES AND OWNER'S EQUITY
Mortgage payable (note 5)                              $   5,440,000      5,440,000
Accounts payable                                              31,225         86,660
Accrued expenses and other liabilities                       310,925        234,846
         Total liabilities                                 5,782,150      5,761,506

Owner's equity                                            13,547,555     13,496,444
Cumulative net loss                                      (11,160,369)   (11,082,976)
          Total owner's equity                             2,387,186      2,413,468

                                                       $   8,169,336      8,174,974


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

1.       Organization, Summary of Significant Accounting Policies and
         Other

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

(2) Reconciliation of real estate:
    Balance at December 31, 1992                               $  11,895,553
      Additions during period:  Improvements     $      79,641
      Less:  Retirements (5)                        (1,000,000)     (920,359)
    Balance at December 31, 1993                                  10,975,194
      Additions during period:  Improvements            84,745
      Less:  Retirements                              (214,732)     (129,987)
    Balance at December 31, 1994                                  10,845,207
      Additions during period:  Improvements           241,444
      Less:  Retirements                              (112,520)      128,924
    Balance at December 31, 1995                               $  10,974,131

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1992                               $   2,760,331
      Depreciation during period                 $     318,605
      Less:  Retirements                                    --       318,605
    Balance at December 31, 1993                                   3,078,936
      Depreciation during period                       278,400
      Less:  Retirements                              (214,732)       63,668
    Balance at December 31, 1994                                   3,142,604
      Depreciation during period                       256,115
      Less:  Retirements                               (84,481)      171,634
    Balance at December 31, 1995                               $   3,314,238

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

Date: March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Edward B. Kelley                    Date:  March 25, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner

/s/T. Patrick Duncan                  Date:  March 25, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President-Operations
of the General Partner

/s/Randal R. Seewald                  Date:  March 25, 1997
Randal R. Seewald
Director, Vice President
Secretary and Legal Counsel

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