Form 10-Q
period 1997-03-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1997-05-12
CIK 751468

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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
Condensed Balance Sheets

                                                           March 31,
                                                              1997      December 31,
                                                          (Unaudited)       1996
Assets
Rental properties, net                                  $   9,822,011     9,964,683
Temporary investments, at cost which
approximates market value-
    Money market fund                                       1,004,834       926,892
Cash                                                           41,435        46,204
  Cash and cash equivalents                                 1,046,269       973,096

Accounts receivable                                            51,317        72,175
Deferred charges, at amortized cost, and other
  assets                                                      376,197       386,325

                                                        $  11,295,794    11,396,279


Liabilities and Partners' Equity
Accounts payable, including amounts due to
  affiliates of $36,517 and $27,907                     $      67,244        83,582
Accrued expenses and other liabilities                         70,323        35,634
Security deposits                                              66,616        66,616
         Total liabilities                                    204,183       185,832

Partners' equity:
  General Partner:
    Capital contribution                                        1,000         1,000
    Cumulative net income                                      90,836        89,818
    Cumulative distributions                                 (186,597)     (184,391)
                                                              (94,761)      (93,573)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs           25,666,700    25,666,700
    Cumulative net income                                   8,992,817     8,892,025
    Cumulative distributions                              (23,473,145)  (23,254,705)
                                                           11,186,372    11,304,020
          Total Partners' equity                           11,091,611    11,210,447

                                                        $  11,295,794    11,396,279

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Income
Three months ended March 31, 1997 and 1996
(Unaudited)


                                                              1997          1996
Income
Rental income                                           $     470,977       392,081
Interest from mortgage loan from affiliate                         --        52,124
Interest income                                                12,942        48,046

     Total income                                             483,919       492,251


Expenses
Direct expenses, $33,783 and $31,086 to
  affiliates (note 1)                                         138,877       130,312
Depreciation                                                  146,243       141,364
General and administrative, $42,153 and
   $36,401 to affiliates (note 1)                              76,866        86,148
Management fee to affiliate (note 1)                           20,123        21,787

     Total expenses                                           382,109       379,611

Net income                                              $     101,810       112,640

Net income per limited partnership unit                 $        1.85          2.04

See accompanying notes to condensed financial statements.

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Three months ended March 31, 1997 and 1996
(Unaudited)

                                                              1997          1996

Cash flows from operating activities:
  Net income                                            $     101,810       112,640
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                            146,243       141,364
      Amortization                                             11,364        11,053
      Decrease in accounts receivable                          20,858        30,502
      Increase in deferred charges and other assets            (1,236)       (9,586)
      Increase in accounts payable, accrued expenses
        and other liabilities                                  18,351       114,928

        Cash provided by operating activities                 297,390       400,901

Cash flows from investing activities:
  Additions to rental properties                               (3,571)          --
  Proceeds from mortgage loan receivable                          --      5,440,000

        Cash provided by (used in) investing activities        (3,571)    5,440,000

Cash flows used in financing activities-
  Distributions to Partners                                  (220,646)   (5,165,470)

Net increase in cash and cash equivalents                      73,173       675,431

Cash and cash equivalents at beginning of period              973,096       366,837

Cash and cash equivalents at end of period              $   1,046,269     1,042,268


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1997
(Unaudited)


1. Transactions with Affiliates

   A summary of transactions with affiliates follows for the three-month period ended March 31, 1997:

                                     Quorum
                         USAA      Real Estate
                     Real Estate    Services
                       Company     Corporation
Reimbursement
    of expenses (a)$      36,996       18,552
Management fees           20,123       15,231
Lease commissions             --        5,157
    Total          $      57,119       38,940


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2.  Other

    Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1997 or any other future period.

    The financial information included in this interim report as of March 31, 1997 and for the three-month period ended March 31, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

    Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                              PART I


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash of $41,435 and temporary investments of $1,004,834. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants at both of the Partnership properties. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of property tax accruals, security deposits and prepaid revenue from tenants.

During the quarter ended March 31, 1997, the Partnership distributed $218,440 to Limited Partners and $2,206 to the General Partner for a total of $220,646. Management evaluates reserves and the availability of funds for distribution to the Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments. As a result of this analysis, quarterly distributions were increased from $3.00 to $4.00 per limited partnership unit in the fourth quarter of 1996.

Due to strengthening market conditions surrounding the Partnership properties and occupancy levels achieved at the properties, management believes the portfolio is well positioned to sell. The Partnership will continue to explore options for possible sale of both properties. To date, no formal plan for final disposition of the properties has been made.

Due to the recent change in tenancy, the name of the Systech building has been changed to 10505 Sorrento Valley Road. The balance of approximately $22,000 of the Partnership's commitment for the final phase of tenant improvements at this property was expended in January 1997. The funding of these improvements was from the working capital reserve of the Partnership.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month periods ended March 31, 1997 and 1996, income was generated from rental income from the income producing properties and interest earned on the funds invested in temporary investments. Interest income and participation income earned on the mortgage loan prior to the January 31, 1996 payoff of the mortgage loan receivable is also included in income for the three-month period ended March 31, 1996. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1996 to March 31, 1997 was primarily attributable to depreciation on the Partnership properties. The decrease in accounts receivable during the same time period reflects the collection of rents and reimbursable operating expenses from tenants at both of the Partnership properties. Amortization of lease commissions for 10505 Sorrento Valley Road caused the decrease in deferred charges. The decrease in accounts payable reflected timing in payment of tenant improvements at 10505 Sorrento Valley Road. Accrued property taxes for both of the Partnership properties accounted for the increase in accrued expenses and other liabilities.

Rental income increased at both of the Partnership properties from the three-month period ended March 31, 1996 to the same three-month period in 1997. Approximately $26,000 of the increase was attributable to the increase in occupancy and percentage rent at Volusia Point Shopping Center. The balance of the increase of approximately $53,000 was realized as a result of the increase in physical occupancy at 10505 Sorrento Valley Road and the receipt from tenants of reimbursable operating expenses subsequent to their base year. The decrease in interest income from the mortgage loan for the three-month period ended March 31, 1997 was the result of the January 31, 1996 payoff of the receivable. Interest income was higher for the three-month period in 1996 as a result of the increase in cash and cash equivalents temporarily held by the Partnership after the payoff of the mortgage loan receivable and prior to distribution of those proceeds to Limited Partners.

The increase in direct expenses from the three-month period ended March 31, 1996 to the three-month period ended March 31, 1997 reflected increases in utility and cleaning charges at 10505 Sorrento Valley Road which resulted from the increase in physical occupancy at the property. The increase in depreciation during the same period was due to the addition of tenant improvements at 10505 Sorrento Valley Road, and was partially offset by a decrease in depreciation at Volusia Point as some tenant improvements were fully depreciated in 1996.

General and administrative expenses decreased from the three-month period in 1996 to the three-month period in 1997 primarily as a result of lower postage and audit fees. Legal expenses were also higher during the three-month period ended March 31, 1996 due to the lease restructing that occurred at 10505 Sorrento Valley Road during that period. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.

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


(b) During the quarter ended March 31, 1997, there were no Current Reports on Form 8-K filed.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



May 12, 1997        BY:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



May 12, 1997        BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration and
                         Finance/Treasurer