Form 10-Q
period 1997-06-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1997-08-12
CIK 751468

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or
[  ]Transition  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

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

[X]  Yes  [ ]  No

PART I
Item 1.  Financial Statements

USAA Real Estate Income Investments I Limited Partnership
Condensed Balance Sheets
                                                     June 30,
                                                       1997      December 31,
                                                   (Unaudited)       1996
Assets
Rental properties, net                           $   9,676,309     9,964,683
Temporary investments, at cost which
approximates market value-
    Money market fund                                  968,288       926,892
Cash                                                    58,930        46,204
  Cash and cash equivalents                          1,027,218       973,096

Accounts receivable                                     34,695        72,175
Deferred charges, at amortized cost, and other
  assets                                               369,918       386,325

                                                 $  11,108,140    11,396,279


Liabilities and Partners' Equity
Accounts payable, including amounts due to
  affiliates of $29,605 and $27,907              $      46,346        83,582
Accrued expenses and other liabilities                  88,746        35,634
Security deposits                                       66,616        66,616
         Total liabilities                             201,708       185,832

Partners' equity:
  General Partner:
    Capital contribution                                 1,000         1,000
    Cumulative net income                               91,191        89,818
    Cumulative distributions                          (188,804)     (184,391)
                                                       (96,613)      (93,573)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs    25,666,700    25,666,700
    Cumulative net income                            9,027,930     8,892,025
    Cumulative distributions                       (23,691,585)  (23,254,705)
                                                    11,003,045    11,304,020
          Total Partners' equity                    10,906,432    11,210,447

                                                 $  11,108,140    11,396,279

See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Income
(Unaudited)

                                                   Three Months  Three Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                       1997          1996
Income
Rental income                                    $     376,922       413,490
Interest income                                         13,455        13,244

     Total income                                      390,377       426,734

Expenses
Direct expenses, $25,138 and $26,370 to
  affiliate (note 1)                                   131,686       135,782
Depreciation                                           146,177       140,437
General and administrative, $31,893 and
   $35,589 to affiliates (note 1)                       61,140        66,117
Management fee to affiliate (note 1)                    15,906        13,371

     Total expenses                                    354,909       355,707

Net income                                       $      35,468        71,027

Net income per limited partnership unit          $        0.64          1.29


                                                    Six Months    Six Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                       1997          1996
Income
Rental income                                    $     847,899       805,571
Interest from mortgage loan from affiliate                  --        52,124
Interest income                                         26,397        61,290

     Total income                                      874,296       918,985

Expenses
Direct expenses, $58,921 and $57,456 to
  affiliate (note 1)                                   270,563       266,094
Depreciation                                           292,420       281,801
General and administrative, $74,046 and
   $71,990 to affiliates (note 1)                      138,006       152,264
Management fee to affiliate (note 1)                    36,029        35,159

     Total expenses                                    737,018       735,318

Net income                                       $     137,278       183,667

Net income per limited partnership unit          $        2.49          3.33

See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Cash Flows
Six months ended June 30, 1997 and 1996
(Unaudited)

                                                       1997          1996
Cash flows from operating activities:
  Net income
  Adjustments to reconcile net income to net cash  $   137,278       183,667
    provided by operating activities:
      Depreciation                                     292,420       281,801
      Amortization                                      22,723        22,209
      Decrease in accounts receivable                   37,480        21,249
      Increase in deferred charges and other assets     (6,316)      (24,302)
      Increase in accounts payable, accrued expenses
        and other liabilities                           15,876        89,990

        Cash provided by operating activities          499,461       574,614

Cash flows from investing activities:
  Additions to rental properties                        (4,046)       (9,031)
  Proceeds from mortgage loan receivable                    --     5,440,000

        Cash provided by (used in) investing activities (4,046)    5,430,969

Cash flows used in financing activities-
  Distributions to Partners                           (441,293)   (5,330,955)

Net increase in cash and cash equivalents               54,122       674,628

Cash and cash equivalents at beginning of period       973,096       366,837

Cash and cash equivalents at end of period         $ 1,027,218     1,041,465


See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Notes to Condensed Financial Statements
June 30, 1997
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the six-month period ended June 30, 1997:

                                        Quorum
                          USAA       Real Estate
                       Real Estate     Services
                         Company     Corporation
Reimbursement
    of expenses (a)  $     63,921        31,907
Management fees            36,029        27,014
Lease commissions              --        10,125
    Total            $     99,950        69,046

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

2.Other

  Reference  is  made to the financial statements in  the  Annual
  Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results that may occur for the remaining six months of 1997 or any other future period.

  The financial information included in this interim report as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

PART I
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash of $58,930 and temporary investments of $968,288. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants at both of the Partnership properties. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of property tax accruals, security deposits and prepaid revenue from tenants.

During the quarter ended June 30, 1997, the Partnership distributed $218,440 to Limited Partners and $2,207 to the General Partner for a total of $220,647. Management evaluates reserves and the availability of funds for distribution to the
Partners  on  a  continuing basis based  on  anticipated  leasing activity and cash flows available from the Partnership investments. As a result of this analysis, quarterly distributions were increased from $3.00 to $4.00 per limited partnership unit in the fourth quarter of 1996.

Due to the change in tenancy, the name of the Systech building was changed to 10505 Sorrento Valley Road. The balance of approximately $22,000 of the Partnership's commitment for the final phase of tenant improvements at this property was expended in January 1997. The funding of these improvements was from the working capital reserve of the Partnership.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 31.8% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). The Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that definitive merger agreements will be reached or that the mergers will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities Inc., on behalf of the Trust, and Houlihan Lokey Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and six-month periods ended June 30, 1997 and 1996, income was generated from rental income from the income producing properties and interest earned on the funds invested in temporary investments. Interest income and participation income earned on the mortgage loan prior to the January 31, 1996 payoff of the mortgage loan receivable is also included in income for the six-month period ended June 30, 1996. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1996 to June 30, 1997 was primarily attributable to depreciation on the Partnership properties. The decrease in accounts receivable during the same time period reflects the collection of rents and reimbursable operating expenses from tenants at both of the Partnership properties. Amortization of lease commissions caused the decrease in deferred charges. The decrease in accounts payable reflected timing in payment of tenant improvements at 10505 Sorrento Valley Road and the reissue of stale dated distribution checks to Limited Partners. Accrued property taxes for Volusia Point accounted for the increase in accrued expenses and other liabilities.

Rental income decreased at both of the Partnership properties from the three-month period ended June 30, 1996 to the same three-month period in 1997. Approximately $33,000 of the $36,000 decrease was attributable to an adjustment for prior month and prior year operating expense reimbursements from tenants at 10505 Sorrento Valley Road. Conversely, rental income increased at both of the Partnership properties from the six-month period ended June 30, 1996 to the same six-month period in 1997. The increase at Volusia Point of approximately $22,000 was due to an increase in percentage rent and operating expense reimbursements from
tenants.   The  increase  at  10505  Sorrento  Valley   Road   of
approximately $20,000 resulted from the increase in physical occupancy and utility reimbursements from tenants. The decrease in interest income from the mortgage loan for the six-month period ended June 30, 1997 was the result of the January 31, 1996 payoff of the receivable. Interest income was higher for the six-month period in 1996 as a result of the increase in cash and cash equivalents temporarily held by the Partnership after the payoff of the mortgage loan receivable and prior to distribution of those proceeds to Limited Partners.

The increase in depreciation during the three-month and six-month periods ended June 30, 1997 over the same periods ended June 30, 1996 was due to the addition of tenant improvements at 10505 Sorrento Valley Road, and was partially offset by a decrease in depreciation at Volusia Point as some tenant improvements were fully depreciated in 1996.

General and administrative expenses were higher during the three-month and six-month periods ended June 30, 1996 than during the same periods in 1997. Legal fees were higher during the three-month period in 1996 due to the lease restructuring that occurred at 10505 Sorrento Valley Road. Savings on audit fees and a decrease in legal fees accounted for the decrease in general and administrative expenses from the six-month period ended June 30, 1996 to the six-month period ended June 30, 1997. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.

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

(b)   A  Current  Report  on  Form 8-K was filed  June  13,  1997 regarding the agreement signed between the Partnership and American Industrial Properties REIT (the "Trust") comtemplating a merger of the Partnership into the Trust.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



August 12, 1997     BY:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



August 12, 1997     BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration and
                         Finance/Treasurer