Form 10-K405/A
period 1996-12-31
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1997-10-09
CIK 751468

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-K/A
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE  SECURITIES EXCHANGE ACT OF 1934   (NO FEE REQUIRED)

For the fiscal year ended     December 31, 1996
                             or
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934     (NO FEE REQUIRED)

For the transition period from                to

Commission file number             0-13227

     USAA  Real  Estate Income Investments I Limited  Partnership
        (Exact name of registrant as specified in its charter)

     California                            74-2325025
(State of Organization)     (I.R.S. Employer Identification No.)

      8000  Robert  F.  McDermott Fwy., IH 10  West,  Suite  600,
                  San Antonio, Texas  78230-3884
 (Address  of  principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:(210)498-7391

Securities registered pursuant to Section 12(b) of the Act:

                               Name of each exchange on
Title of each class               which registered
     None                              Non

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

      Item 12 (a) (1) of the Registrant's Form 10-K for the year ended December 31, 1996 is deleted in its entirety.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
(Registrant)

By: USAA INVESTORS I, INC.,
General Partner

By: /s/Edward B. Kelley
Edward B. Kelley
Chairman, President,
Chief Operating Officer
and Director

Date: October 9, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                     Date: October 9, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner


/s/T. Patrick Duncan                    Date: October 9, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                    Date: October 9, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel