Form 10-Q
period 1997-09-30
USAA REAL ESTATE INCOME INVESTMENTS I LIMITED PARTNERSHIP
filed 1997-11-12
CIK 751468

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or
[  ]Transition  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934

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

[X]  Yes  [ ]  No

PART I
Item 1.  Financial Statements

USAA Real Estate Income Investments I Limited Partnership
Condensed Balance Sheets
                                                      September 30,
                                                          1997      December 31,
                                                      (Unaudited)       1996
Assets
Rental properties, net                              $   9,527,836     9,964,683
Temporary investments, at cost which
approximates market value-
    Money market fund                                   1,012,287       926,892
Cash                                                       50,037        46,204
  Cash and cash equivalents                             1,062,324       973,096

Accounts receivable, net of allowance for
  doubtful accounts of $12,000 in 1997                     59,623        72,175
Deferred charges, at amortized cost, and
  other assets                                            354,644       386,325

                                                    $  11,004,427    11,396,279


Liabilities and Partners' Equity
Accounts payable, including amounts due
  to affiliates of $30,742 and $27,907              $      54,089        83,582
Accrued expenses and other liabilities                    135,076        35,634
Security deposits                                          65,320        66,616
         Total liabilities                                254,485       185,832

Partners' equity:
  General Partner:
    Capital contribution                                    1,000         1,000
    Cumulative net income                                  91,832        89,818
    Cumulative distributions                             (191,011)     (184,391)
                                                          (98,179)      (93,573)
  Limited Partners (54,610 units):
    Capital contributions, net of offering costs       25,666,700    25,666,700
    Cumulative net income                               9,091,446     8,892,025
    Cumulative distributions                          (23,910,025)  (23,254,705)
                                                       10,848,121    11,304,020
          Total Partners' equity                       10,749,942    11,210,447

                                                    $  11,004,427    11,396,279



See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Income
(Unaudited)

                                                      Three Months  Three Months
                                                         Ended         Ended
                                                      September 30, September 30,
                                                          1997          1996
Income
Rental income                                       $     447,074       424,233
Interest income                                            13,998        14,355

     Total income                                         461,072       438,588

Expenses
Direct expenses, $22,641 and $28,221 to
  affiliate (note 1)                                      181,700       147,524
Depreciation                                              146,351       138,584
General and administrative, $30,627 and
   $31,529 to affiliates (note 1)                          51,525        49,985
Management fee to affiliate (note 1)                       17,339        19,629

     Total expenses                                       396,915       355,722

Net income                                          $      64,157        82,866

Net income per limited partnership unit             $        1.16          1.50

                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                      September 30, September 30,
                                                          1997          1996
Income
Rental income                                       $   1,294,973     1,229,804
Interest from mortgage loan from affiliate                     --        52,124
Interest income                                            40,395        75,645

     Total income                                       1,335,368     1,357,573

Expenses
Direct expenses, $81,562 and $85,677 to
  affiliate (note 1)                                      452,263       413,618
Depreciation                                              438,771       420,385
General and administrative, $104,673 and
   $103,519 to affiliates (note 1)                        189,531       202,249
Management fee to affiliate (note 1)                       53,368        54,788

     Total expenses                                     1,133,933     1,091,040

Net income                                          $     201,435       266,533

Net income per limited partnership unit             $        3.65          4.83

See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1997 and 1996
(Unaudited)

                                                          1997          1996
Cash flows from operating activities:
  Net income                                        $     201,435       266,533
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                        438,771       420,385
      Amortization                                         33,951        33,573
      Decrease in accounts receivable                      12,552           936
      Increase in deferred charges and other assets        (2,270)       (6,503)
      Increase in accounts payable, accrued expenses
        and other liabilities                              68,653       169,384

        Cash provided by operating activities             753,092       884,308

Cash flows from investing activities:
  Additions to rental properties                           (1,924)      (84,342)
  Proceeds from mortgage loan receivable                       --     5,440,000

        Cash (used in) provided by investing activities    (1,924)    5,355,658

Cash flows used in financing activities-
  Distributions to Partners                              (661,940)   (5,496,440)

Net increase in cash and cash equivalents                  89,228       743,526

Cash and cash equivalents at beginning of period          973,096       366,837

Cash and cash equivalents at end of period          $   1,062,324     1,110,363



See accompanying notes to condensed financial statements.

USAA Real Estate Income Investments I Limited Partnership
Notes to Condensed Financial Statements
September 30, 1997
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the nine-month period ended September 30, 1997:

                                           Quorum
                             USAA        Real Estate
                          Real Estate     Services
                            Company      Corporation

     Reimbursement of
       expenses (a)       $  90,427        41,550
     Management fees         53,368        40,012
     Lease commissions           --        14,246

         Total            $ 143,795        95,808


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.


2.    Other

      Reference  is  made to the financial statements in  the  Annual
      Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results that may occur for the remaining three months of 1997 or any other future period.

      The financial information included in this interim report as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

      Certain 1996 balances have been reclassified to conform to the 1997 presentation.

PART I

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1997, the Partnership had cash of $50,037 and temporary investments of $1,012,287. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants at both of the Partnership properties. Deferred charges and other assets consisted of deferred rent that resulted from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable included amounts due to affiliates for management fees and reimbursable expenses and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of property tax accruals, security deposits and prepaid revenue from tenants.

During the quarter ended September 30, 1997, the Partnership distributed $218,440 to Limited Partners and $2,207 to the General Partner for a total of $220,647. Management evaluates reserves and the availability of funds for distribution to the
Partners  on  a  continuing basis based  on  anticipated  leasing activity and cash flows available from the Partnership investments. As a result of this analysis, quarterly distributions were increased from $3.00 to $4.00 per limited partnership unit in the fourth quarter of 1996.

Due to the change in tenancy, the name of the Systech building was changed to 10505 Sorrento Valley Road. The balance of approximately $22,000 of the Partnership's commitment for the final phase of tenant improvements at this property was expended in January 1997. The funding of these improvements was from the working capital reserve of the Partnership.

Systech Computer Corporation currently leases approximately 22,600 of the 54,094 square feet of space at 10505 Sorrento Valley Road. The terms of Systech Computer Corporation's lease amendment in July 1996 provided the tenant with an option to terminate their lease effective March 31, 1998 or to continue to lease approximately 7,600 square feet through February 2000. Due to changes in their business requirements, they have recently expressed a need for additional space.

Integrated Systems, Inc. ("ISI") leases the remaining space in the building. While ISI is obligated by their lease through February 2000 for the space they currently occupy as well as the 13,201 square feet that was to be vacated by Systech Computer Corporation in March 1998, discussions are underway with the tenants regarding their space requirements. At this time, it is not known what actions will transpire.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.74% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreement, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares and the per Share amount have been restated to reflect the impact of the one for five reverse split approved by the Trust shareholders on October 15, 1997. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $13.125. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest. The Merger is a taxable transaction to the partners in the RELPs. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the Limited Partners of each of the RELPs. Accordingly, there can be no assurance that the merger will ultimately be consummated. A meeting of the Limited Partners is tentatively scheduled for early January 1998 to consider a vote on the proposed transaction.

On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant.

The Lawsuit was subsequently removed to federal court and has been transferred to the Western District of Texas, San Antonio Division. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPs and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plaintiffs' claims are without merit and intend to defend vigorously against the Lawsuit.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and nine-month periods ended September 30, 1997 and 1996, income was generated from rental income from the income producing properties and interest earned on the funds invested in temporary investments. Interest income and participation income earned on the mortgage loan prior to the January 31, 1996 payoff of the mortgage loan receivable is also included in income for the nine-month period ended September 30, 1996. Expenses incurred during the same periods were associated with operations of the Partnership's properties and various other costs required for administration of the Partnership.

The decrease in rental properties from December 31, 1996 to September 30, 1997 was primarily attributable to depreciation on the Partnership properties. The decrease in accounts receivable during the same time period reflects the $12,000 allowance for doubtful accounts for Volusia Point. Amortization of lease commissions caused the decrease in deferred charges. The decrease in accounts payable reflected timing in payment of property operating expenses and the reissue of stale dated distribution checks to Limited Partners. An increase in prepaid revenue and accrued property taxes for Volusia Point and 10505 Sorrento Valley Road accounted for the increase in accrued expenses and other liabilities.

Rental income increased from the three-month and nine-month periods ended September 30, 1996 to the same three-month and nine-
month   periods  in  1997  primarily  due  to  the  increase   in
reimbursement of property operating expenses at 10505 Sorrento Valley Road subsequent to the tenants' base year. The increase in rental income for this nine-month period was further impacted
by   approximately  $13,000  as  a  result  of  the  increase  in reimbursement of current and prior year operating expenses from tenants at Volusia Point. The decrease in interest income from the mortgage loan for the nine-month period ended September 30, 1997 was the result of the January 31, 1996 payoff of the receivable. Interest income was higher for the nine-month period in 1996 as a result of interest earned on the cash temporarily held by the Partnership after the payoff of the mortgage loan receivable and prior to distribution of those proceeds to Limited Partners.

The increases in direct expenses from the three-month and nine-month periods ended September 30, 1996 to the three-month and nine-month periods ended September 30, 1997 reflect increases in utility and janitorial charges at 10505 Sorrento Valley Road in conjunction with the increase in physical occupancy at that property during the third quarter of 1996. The increase in depreciation during the three-month and nine-month periods ended September 30, 1997 over the same periods ended September 30, 1996 was due to the addition of tenant improvements at 10505 Sorrento Valley Road, and was partially offset by a decrease in depreciation at Volusia Point as some tenant improvements were fully depreciated in 1996.

General and administrative expenses were higher during the nine-month period ended September 30, 1996 than during the same period in 1997 due to legal fees associated with the lease restructuring that occurred at 10505 Sorrento Valley Road during 1996. Savings on audit fees further impacted this decrease in general and administrative expenses from 1996 to 1997. The portfolio management fee is based on cash flow from operations of the Partnership, adjusted for cash reserves, and fluctuated accordingly.

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

 27   Financial Data Schedule                               12

(b) A Current Report on Form 8-K was filed July 21, 1997 regarding the signed definitive merger agreements between the Partnership and American Industrial Properties REIT (the "Trust") pursuant to which the Partnership will be merged into the Trust.

      A  Current Report on Form 8-K was filed September 2,  1997 regarding a purported class action lawsuit served upon the Partnership seeking to enjoin the consummation of the Merger with the Trust.

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




USAA REAL ESTATE INCOME INVESTMENTS I
LIMITED PARTNERSHIP (Registrant)

BY:  USAA INVESTORS I, INC.,
     General Partner



November 12, 1997   BY:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



November 12, 1997   BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration and
                         Finance/Treasurer